Form 10-Q
period 2001-03-31
SPECIALTY LABORATORIES
filed 2001-05-15
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 14, 2001, there were approximately 20,937,507 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

    This Quarterly Report on Form 10-Q, (the "Quarterly Report") including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Quarterly Report and in filings with the Securities and Exchange Commission ("SEC") made from time to time by Specialty Laboratories, including our Registration Statement on Form S-1 declared effective on December 7, 2000, our Annual Report on Form 10-K filed on March 30, 2001, and other periodic filings on Form 8-K. All forward-looking statements attributable to Specialty Laboratories are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Specialty Laboratories, Inc.

Consolidated Balance Sheet

	December 31, 2000	March 31, 2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,603,555	$31,859,312
Short-term investments	—	31,870,596
Accounts receivable, less allowance for doubtful accounts of $4,030,665 as of December 31, 2000 and $4,818,648 as of March 31, 2001	32,775,147	38,108,988
Deferred income taxes	4,238,857	3,950,521
Inventory	1,623,115	2,557,462
Prepaid expenses and other assets	1,496,125	1,918,778

Total current assets	115,736,799	110,265,657
Property and equipment, net	19,891,132	19,955,887
Long-term investments	—	5,086,260
Deferred income taxes	2,863,427	2,863,427
Goodwill, net	—	5,434,262
Other assets	3,513,707	4,482,116

	$142,005,065	$148,087,608

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,921,443	$15,194,277
Accrued liabilities	10,387,764	9,532,092
Income taxes payable	4,638,422	4,714,436

Total current liabilities	26,947,629	29,440,805
Long-term liabilities	3,259,950	3,127,547
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 100,000,000 shares authorized, 20,937,507 shares issued and outstanding as of December 31, 2000 and March 31, 2001	89,824,176	89,543,868
Retained earnings	24,102,877	27,505,239
Deferred stock-based compensation	(2,129,567)	(1,534,184)
Unrealized gain on investments	—	4,333

Total shareholders' equity	111,797,486	115,519,256

	$142,005,065	$148,087,608

Specialty Laboratories, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2000	2001
Net revenue	$35,607,095	$43,821,622
Costs and expenses:
Costs of services	20,515,676	24,534,040
Selling, general and administrative (exclusive of stock-based compensation charges)	11,604,644	14,313,909
Stock-based compensation charges	33,266	315,075

Total costs and expenses	32,153,586	39,163,024

Operating income	3,453,510	4,658,598
Interest income	(12,916)	(1,145,844)
Interest expense	371,022	37,730

Income before income taxes	3,095,404	5,766,712
Provision for income taxes	1,269,000	2,364,350

Net income	$1,826,404	$3,402,362

Basic earnings per common share	$.11	$.16
Diluted earnings per common share	$.10	$.15

Specialty Laboratories, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2000	2001
Operating activities
Income from operations	$1,826,404	$3,402,362
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	1,388,066	1,672,820
Deferred income taxes	(62,000)	288,336
Stock-based compensation charges	33,266	315,075
Loss on disposals of property and equipment	8,375	1,382
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(895,589)	(3,296,843)
Inventory, prepaid expenses and other assets	818,333	212,457
Accounts payable	(2,016,807)	2,624,949
Accrued liabilities	709,252	(856,082)
Income taxes payable	1,341,558	76,014
Other long-term liabilities	(43,620)	(132,403)

Net cash provided by operating activities	3,107,237	4,308,067
Investing activities
Cash paid for acquisition of BBI Clinical Laboratories	—	(9,500,000)
Purchases of property and equipment	(783,870)	(1,599,785)
Purchase of short-term investments	—	(31,870,596)
Purchase of long-term investments, net of unrealized gains	—	(5,081,928)

Net cash used in investing activities	(783,870)	(48,052,309)
Financing activities
Net change in revolving bank line of credit	(8,954,276)	—
Borrowings under bank term loans	6,057,607	—
Repayment of bank term loans	(619,561)	—
Repayment of loan by shareholder	850,000	—

Net cash used in financing activities	(2,666,230)	—

Net decrease in cash and cash equivalents	(342,863)	(43,744,242)
Cash and cash equivalents at beginning of period	717,297	75,603,555

Cash and cash equivalents at end of period	$374,434	$31,859,312

Supplemental disclosures of cash flow information:
Acquisition of BBI Clinical Laboratories consisted of the following:
Acquired assets		$10,148,298
Assumed liabilities		(648,298)

Total cash paid		$9,500,000

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

    The accompanying financial statements of Specialty Laboratories (the "Company") have been prepared, without audit, in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the Company's financial position, results for operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year.

    On December 13, 2000, we completed our initial public offering of our common stock, no par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-45588) that was declared effective by the Securities and Exchange Commission on December 7, 2000. The offering commenced on December 8, 2000 where all 5,000,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The Underwriters also exercised an overallotment option of 750,000 shares on December 11, 2000. All 750,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotment was $92,000,000. In connection with the offering, we incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $8,667,000. We received net proceeds from the offering of approximately $83,333,000.

    The accompanying financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

NOTE 2. ACQUISITIONS

    On February 20, 2001, the Company acquired certain assets and liabilities of BBI Clinical Laboratories, Inc., a Massachusetts corporation, for $9,500,000 in cash. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase closing date. Of the $9,500,000 purchase price, $5,457,000 was allocated to Goodwill and $1,972,000 was allocated to the Customer List. The amortization life for Goodwill and the Customer List is 20 years and 10 years, respectively. The acquisition has been accounted for under the purchase method of accounting.

    The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisition for the three months ended March 31, 2001 as if the acquisition had been consummated on January 1, 2001. Consolidated operating results for the three months ended March 31, 2000 are also presented on a pro forma basis as if the acquisition had been consummated on January 1, 2000. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

    The unaudited pro forma information for the three months ended March 31, 2000 and 2001 presented below is for illustrative information purposes only and is not indicative of results that may have been achieved or results that may be achieved in the future.

	Three Months ended March 31,
	2000	2001
Net revenue	$37,947,095	$44,724,815
Net income	$1,751,474	$3,316,774
Basic earnings per common share	$.11	$.16
Diluted earnings per common share	$.10	$.15

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Property and Equipment

    Property and equipment consists of the following:

	December 31, 2000	March 31, 2001
Information technology equipment and systems	$23,102,531	$23,952,470
Professional equipment	9,463,936	10,053,875
Office furniture and equipment	4,095,544	4,174,618
Leasehold improvements	7,962,575	8,183,038
Construction in progress	614,835	567,537

	45,239,421	46,931,538
Less accumulated depreciation and amortization	(25,348,289)	(26,975,651)

Total property and equipment, net	$19,891,132	$19,955,887

Goodwill

    Goodwill related to the acquisition of BBI Clinical Laboratories is as follows:

	December 31, 2000	March 31, 2001
Goodwill	$—	$5,457,000
Less accumulated amortization	—	(22,738)

Total goodwill, net	$—	$5,434,262

Accrued and Long-Term Liabilities

    Accrued liabilities consist of the following:

	December 31, 2000	March 31, 2001
Employee compensation related	$7,052,042	$5,041,878
Royalties	3,335,722	4,490,214

Total accrued liabilities	$10,387,764	$9,532,092

    The Company has various royalty agreements for technology licensed from third parties which require that royalty fees be paid based upon a percentage of net revenue derived from assays using the licensed technology. Royalty payments are generally made on a semiannual basis.

    Long-term liabilities consist of the following:

	December 31, 2000	March 31, 2001
Deferred compensation	$1,908,057	$1,891,266
Annuity payments due to former employee	453,164	427,401
Non-current portion of accrued rent for unused facility	232,359	170,455
Non-current installment of software acquisition costs	600,000	600,000
Other	66,370	38,425

Total long-term liabilities	$3,259,950	$3,127,547

NOTE 4. EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the respective periods. Diluted earnings per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented.

    Basic and diluted earnings per share for the respective periods are set forth in the table below:

	Three Months ended March 31,
	2000	2001
Net income	$1,826,404	$3,402,362
Basic earnings per common share	$.11	$.16
Diluted earnings per common share	$.10	$.15
Basic weighted average shares outstanding	16,066,681	20,937,507
Effects of dilutive stock options	1,482,538	1,184,983

Diluted weighted average shares outstanding	17,549,219	22,122,490

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial data and the consolidated financial statements and related notes included elsewhere in this Quarterly Report. This section includes forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by forward-looking statements.

    For purposes of the following discussion, EBITDA consists of income from operations before interest, income taxes, depreciation and amortization. EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from EBITDA are significant components in understanding and assessing overall financial performance. We present EBITDA which is a non-GAAP measure, to enhance the understanding of our operating results. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.

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

    On December 13, 2000, we completed our initial public offering of our common stock, no par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-45588) that was declared effective by the Securities and Exchange Commission on December 7, 2000. The offering commenced on December 8, 2000 where all 5,000,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The Underwriters also exercised an overallotment option of 750,000 shares on December 11, 2000. All 750,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotment was $92,000,000. In connection with the offering, we incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $8,667,000. We received net proceeds from the offering of approximately $83,333,000.

    On February 20, 2001, we completed the acquisition of substantially all of the assets of BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of Boston Biomedica, Inc., a public company. We paid $9,500,000 in cash which was accounted for as a purchase in the first quarter of 2001. BBI Clinical Laboratories, a private company founded in 1989, is a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme Disease and viral hepatitis. BBI Clinical Laboratories' primary customers include hospitals, physician specialists, pharmaceutical and diagnostic companies and other clinical and research laboratories.

    John C. Kane, recently retired President and Chief Operating Officer of Cardinal Health, was appointed to the Company's Board of Directors on March 1, 2001. Mr. Kane's career in healthcare includes 19 years at Abbott Laboratories where he served as President of the Ross Laboratories division. He joined Cardinal Health, a publicly traded Fortune 60 company and leading provider of products and services supporting the health care industry, as President and Chief Operating Officer in 1993.

    We signed a three-year renewal agreement with Novation as a preferred provider of clinical laboratory services. Novation is the largest supply cost management company in health care representing 2,200 health care organizations. The agreement takes effect on May 1, 2001 and runs through April 30, 2004, with the option of two, one-year extensions at Novation's discretion.

Recent Developments

    On April 9, 2001, Specialty Laboratories announced the appointment of Nancy-Ann DeParle, former Administrator of Health Care Financing Administration (HCFA), Department of Health and Human Services, to its Board of Directors. As HCFA Administrator from November 1997 to October 2000, Ms. DeParle directed the Medicare, Medicaid and State Children's Health Insurance Programs. As a key White House policy advisor, she led successful efforts to modernize the Medicare program, improve program and reimbursement integrity and extend the life of the Medicare Trust Fund. With Ms. DeParle's appointment, the Board of Specialty Laboratories has been expanded to nine Directors.

Results of Operations

    The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations and our working capital as calculated from our consolidated balance sheet for the three months ended March 31, 2000 and 2001.

	Three Months Ended March 31,
	2000	2001
Net revenue	100.0%	100.0%
Cost of services	57.6	56.0
Selling, general and administrative (exclusive of stock-based compensation charges)	32.6	32.7
Operating income	9.7	10.6
Income from operations before taxes	8.7	13.2
Net income	5.1	7.8

	As of March 31,
	2000	2001
Working capital	$3,362,645	$80,824,852

Quarter Ended March 31, 2001 Compared with Quarter Ended March 31, 2000

Net Revenue

    Net revenue increased $8.2 million, or 23.1%, to $43.8 million for the quarter ended March 31, 2001 from $35.6 million for the quarter ended March 31, 2000. Revenue grew as a result of increased accession volumes in our existing business, increasing more than 21% in the first quarter of 2001 as compared to the year ago quarter. With the additional volumes resulting from the acquisition of BBI Clinical Laboratories on February 20, 2001, total accessions grew by nearly 23%. Accordingly, average accession price in the first quarter of 2001 was up slightly as compared to the first quarter of 2000. Hospitals accounted for approximately 56% of our net revenue for the first quarter 2001 as compared to 49% for the comparable prior year quarter.

Cost of Services

    Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $4.0 million, or 19.6%, to $24.5 million for the first quarter 2001 from $20.5 million for the comparable prior year quarter. This increase is directly attributed to the increase in assay volume during the same period. As a percentage of revenue, cost of services decreased to 56.0% for the quarter ended March 31, 2001 from 57.6% from the comparable prior year quarter. The decrease reflects the efficiencies provided by the ongoing automation of our laboratory operations and the economies of scale realized by processing significantly higher assay volume.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased $2.7 million, or 23.3%, to $14.3 million for the first quarter 2001 from $11.6 million for the first quarter 2000. Approximately $1.0 million of this increase was due to us increasing our corporate infrastructure to support our growth and to meet the requirements of being a public company. Selling and related expenses increased nearly $400,000 due to the increase in sales volume and customer base. Expansion of our customer related offerings of DataPassportMD™ and the beta testing of our Outreach Express™ contributed $370,000 to additional Information Technology costs. We also incurred certain one-time charges, of approximately $400,000, associated with the acquisition of BBI Clinical Laboratories. As a percentage of revenue, selling, general and administrative expenses remained relatively flat at 32.7% for the first quarter of 2001 as compared to 32.6% for the quarter a year ago.

Stock-Based Compensation Charges

    Stock-based compensation charges increased from approximately $33,000 to $315,000 from the first quarter 2000 to the first quarter 2001. This increase was related to the amortization of deferred stock compensation.

Interest Income

    Interest income of $1.1 million was recorded for the first quarter 2001. This income is the result of investments being made with the proceeds from our initial public offering held in December 2000 as funds have been invested in money market, short-term and long-term investments.

Interest Expense

    Interest expense decreased to approximately $38,000 for the first quarter 2001 from $371,000 for the first quarter 2000. This decrease is due to the reduction of our bank borrowings and the payoff of our outstanding revolving and term loans in December 2000 with a portion of the funds received from our initial public offering.

Provision for Income Taxes

    Provision for income taxes was $2.4 million for the first quarter 2001 as compared to $1.3 million for the comparable prior year quarter. Our effective tax rate remained at 41% for the first quarter 2001 representing no change from the prior year.

Net Income

    Net income increased by $1.6 million, or 86.3%, to $3.4 million for first quarter 2001 from $1.8 million for the comparable prior year quarter. The increase is due primarily to an increase in operating income resulting from higher assay volume, efficiencies provided by ongoing automation of assays, and interest income recognized on the investment of funds from our initial public offering.

EBITDA and Adjusted EBITDA

    EBITDA increased by $1.5 million, or 30.8%, to $6.3 million for the first quarter 2001 from $4.8 million for the comparable prior year quarter. As a percentage of net revenue, EBITDA increased to 14.4% for the quarter ended March 31, 2001 from 13.6% for the quarter a year ago. Adjusting EBITDA for the non-cash expense related to stock-based compensation charges, adjusted EBITDA increased by $1.7 million, or 36.3%, to $6.6 million for the first quarter 2001 from $4.9 million for the comparable prior year quarter. As a percentage of net revenue, adjusted EBITDA increased to 15.2% for the quarter ended March 31, 2001 from 13.7% for the quarter a year ago. These results reflect economies of scale associated with processing higher assay volume and efficiencies gained through ongoing automation of assays.

Liquidity and Capital Resources

    The Company's working capital reached $80.8 million at March 31, 2001 an increase of $77.4 million from $3.4 million at March 31, 2000. This increase is primarily due to the funds received from our initial public offering in December 2000 that yielded approximately $83.3 million. A large portion of these funds is reflected in our working capital as part of cash and cash equivalents and short-term investments. In addition, $5.1 million of these proceeds have been invested in long-term investments.

    Net cash provided by operating activities was $4.3 million in the first quarter 2001 as compared to $3.1 million for the prior year quarter. The $1.2 million improvement was primarily due to our improved operating performance as income from operations increased by $1.6 million.

    Net cash used in investing activities reached $48.1 million for quarter ended March 31, 2001 up $47.3 million from $.8 million for the same period 2000. During the first quarter 2001, we repositioned a portion of our cash equivalents to short-term and long-term investments. This investment in high-grade commercial paper will provide a better net after tax yield on our funds. Major uses of cash were $9.5 million to acquire BBI Clinical Laboratories and $1.6 million spent for capital expenditures to expand our information technology platform and laboratory automation and equipment.

    Net cash provided in financing activities was zero for first quarter 2001 as compared to $2.7 million in first quarter 2000. There was no activity to report since we did not borrow any funds from the bank and our outstanding revolving and term loans were paid off in fourth quarter 2000 with funds from our initial public offering.

    We expect that existing cash and cash equivalents, short-term investments, and our current credit facility along with funds generated from operations will be sufficient to fund our operations, meet our capital requirements to support our growth, and allow strategic technology licensing and acquisitions for the next year.

Risk Factors

    Any investment in shares of our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with all of the other information contained in this Quarterly Report and our Form 10-K before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment.

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

    We have made in the past and we may continue to make acquisitions of complementary businesses, products or technologies. In this regard, we recently acquired BBI Clinical Laboratories, Inc. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview." If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. If we consummate any significant acquisitions using stock or other securities as consideration, your equity in us could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would harm our operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Our exposure to market rate risk for change in interest rates relates primarily to our investment portfolio. In addition, our holdings are also exposed to the risks of changes in the credit quality of the issuer. At March 31, 2001, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At March 31, 2001, we had cash and cash equivalents of $31.8 million, which had a weighted average yield of 6.35% per annum and an average of 39.41 days until maturity. At March 31, 2001, our short-term investment balance of $31.9 million, consisting of commercial paper and corporate bonds with maturity dates over 90 days and less than one year, had a weighted average yield per annum of 6.16% and an average of 165.36 days until maturity. At March 31, 2001, our long-term investment balance of $5.1 million consisted of corporate bonds with maturity dates beyond one year.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Previously reported on Form 10-K filed March 30, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Reports on Form 8-K:

  A Current Report, Form 8-K, dated February 20, 2001, was filed with the Commission, by the Registrant, in connection with a press release dated February 20, 2001 reporting the acquisition of certain assets of BBI Clinical Laboratories, Inc., a Massachusetts corporation, for $9,500,000 in cash.

  A Current Report, Form 8-K, dated March 1, 2001, was filed with the Commission, by the Registrant, in connection with a press release dated March 1, 2001 announcing the appointment of John C. Kane to its Board of Directors.

  A Current Report, Form 8-K, dated March 15, 2001, was filed with the Commission, by the Registrant, in connection with a press release dated March 15, 2001, announcing the signing of a three-year agreement with Novation.

  A Current Report, Form 8-K, dated April 9, 2001, was filed with the Commission, by the Registrant, in connection with a press release dated April 9, 2001 electing Nancy-Ann DeParle to its Board of Directors.

(b)
Exhibits.

  The following exhibits are filed as part of, or are incorporated by reference in, this Quarterly Report.

Number	Description
10.1†	Supplier Agreement, dated March 5, 2001, between Novation and Registrant.

†
Confidential treatment requested and received as to certain portions of this agreement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation
Dated: May 15, 2001	By: /s/ JAMES B. PETER
	Name:	James B. Peter
	Title:	Chief Executive Officer and Chairman of the Board of Directors
Dated: May 15, 2001	By: /s/ FRANK J. SPINA
	Name:	Frank J. Spina
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1†	Supplier Agreement, dated March 5, 2001, between Novation and Registrant.

†
Confidential treatment requested and received as to certain portions of this agreement.

QuickLinks

SPECIALTY LABORATORIES, INC. FORM 10-Q QUARTERLY REPORT TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Specialty Laboratories, Inc. Consolidated Balance Sheet
Specialty Laboratories, Inc. Consolidated Statements of Operations (Unaudited)
Specialty Laboratories, Inc. Consolidated Statements of Cash Flows (Unaudited)
SPECIALTY LABORATORIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX