Form 10-Q
period 2001-06-30
SPECIALTY LABORATORIES
filed 2001-08-10
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
Commission file number 001-16217

SPECIALTY LABORATORIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

California	95-2961036
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2211 Michigan Avenue
Santa Monica, California 90404
(Address of principal executive offices, including zip code)

Registrant's Telephone Number, Including Area Code: (310) 828-6543

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    As of August 6, 2001, there were approximately 21,322,159 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.

FORM 10-Q QUARTERLY REPORT

    This Quarterly Report on Form 10-Q, (the "Quarterly Report") including information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Quarterly Report and in filings with the Securities and Exchange Commission ("SEC") made from time to time by Specialty Laboratories, including our Registration Statement on Form S-1 declared effective on December 7, 2000, our Annual Report on Form 10-K filed on March 30, 2001 and other periodic filings on Form 10-Q and Form 8-K. All forward-looking statements attributable to Specialty Laboratories are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.
Consolidated Balance Sheet

	December 31, 2000	June 30, 2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,603,555	$12,717,678
Short-term investments	—	39,668,253
Accounts receivable, less allowance for doubtful accounts of $4,030,665 as of December 31, 2000 and $4,800,790 as of June 30, 2001	32,775,147	37,038,472
Deferred income taxes	4,238,857	2,774,077
Inventory	1,623,115	2,695,874
Prepaid expenses and other assets	1,496,125	1,789,205

Total current assets	115,736,799	96,683,559
Property and equipment, net	19,891,132	19,292,491
Long-term investments	—	23,300,643
Deferred income taxes	2,863,427	2,863,427
Goodwill, net	—	5,366,050
Other assets	3,513,707	4,694,841

	$142,005,065	$152,201,011

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,921,443	$13,688,620
Accrued liabilities	10,387,764	11,459,811
Income taxes payable	4,638,422	1,453,803

Total current liabilities	26,947,629	26,602,234
Long-term liabilities	3,259,950	2,739,338
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 100,000,000 shares authorized, 20,937,507 shares issued and outstanding as of December 31, 2000 and 21,299,025 shares issued and outstanding as of June 30, 2001	89,824,176	93,262,659
Retained earnings	24,102,877	30,751,353
Deferred stock-based compensation	(2,129,567)	(1,170,130)
Unrealized gain on investments	—	15,557

Total shareholders' equity	111,797,486	122,859,439

	$142,005,065	$152,201,011

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Net revenue	$38,556,948	$45,157,566	$74,164,044	$88,979,188
Costs and expenses:
Costs of services	21,699,723	25,518,326	42,215,395	50,052,366
Selling, general and administrative (exclusive of stock-based compensation charges)	12,280,474	14,615,335	23,885,148	28,929,246
Stock-based compensation charges	111,096	364,054	144,362	679,129

Total costs and expenses	34,091,293	40,497,715	66,244,905	79,660,741

Operating income	4,465,655	4,659,851	7,919,139	9,318,447
Interest income	—	(882,724)	(13,017)	(2,028,568)
Interest expense	389,062	40,459	760,160	78,189

Income before income taxes	4,076,593	5,502,116	7,171,996	11,268,826
Provision for income taxes	1,671,000	2,256,000	2,940,000	4,620,350

Net income	$2,405,593	$3,246,116	$4,231,996	$6,648,476

Basic earnings per common share	$.15	$.15	$.26	$.32
Diluted earnings per common share	$.14	$.15	$.24	$.30

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2000	2001
Operating activities
Income from operations	$4,231,997	$6,648,476
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	2,894,879	3,429,407
Tax benefits related to employee stock options	—	2,400,000
Deferred income taxes	(144,000)	1,464,780
Stock-based compensation charges	144,362	679,129
Loss on disposals of property and equipment	20,624	5,084
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(2,517,401)	(2,226,330)
Inventory, prepaid expenses and other assets	1,471,743	(58,406)
Accounts payable	(1,574,545)	1,119,293
Accrued liabilities	881,665	1,071,636
Income taxes payable	818,907	(3,184,619)
Other long-term liabilities	562,024	(520,611)

Net cash provided by operating activities	6,790,255	10,827,839
Investing activities
Cash paid for acquisition of BBI Clinical Laboratories	—	(9,500,000)
Purchases of property and equipment	(2,925,350)	(2,579,168)
Purchase of short-term investments	—	(39,668,253)
Purchase of long-term investments, net of unrealized gains	—	(23,285,085)

Net cash used in investing activities	(2,925,350)	(75,032,506)
Financing activities
Sale of common stock to employees	—	1,318,790
Net change in revolving bank line of credit	(9,209,589)	—
Borrowings under bank term loans	6,057,607	—
Repayment of bank term loans	(1,496,892)	—
Repayment of loan by shareholder	850,000	—

Net cash provided by (used in) financing activities	(3,798,874)	1,318,790

Net increase (decrease) in cash and cash equivalents	66,031	(62,885,877)
Cash and cash equivalents at beginning of period	717,297	75,603,555

Cash and cash equivalents at end of period	$783,328	$12,717,678

Supplemental disclosures of cash flow information:
Acquisition of BBI Clinical Laboratories consisted of the following:
Acquired assets	—	$10,148,298
Assumed liabilities	—	(648,298)

Total cash paid	—	$9,500,000

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

    On December 13, 2000, we completed our initial public offering of our common stock, no par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-45588) that was declared effective by the Securities and Exchange Commission on December 7, 2000. The offering commenced on December 8, 2000 where all 5,000,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The Underwriters also exercised an overallotment option of 750,000 shares on December 11, 2000. All 750,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotment was $92.0 million. In connection with the offering, we incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $8.7 million. We received net proceeds from the offering of approximately $83.3 million.

    The accompanying financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

NOTE 2. ACQUISITIONS

    On February 20, 2001, the Company acquired certain assets and liabilities of BBI Clinical Laboratories, Inc., a Massachusetts corporation, for $9.5 million in cash. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase closing date. Of the $9.5 million purchase price, approximately $5.45 million was allocated to goodwill and $1.97 million was allocated to the customer list. The amortization life for goodwill and the customer list is 20 years and 10 years, respectively. The acquisition has been accounted for under the purchase method of accounting.

    The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisition for the three and six months ended June 30, 2001 as if the acquisition had been consummated on January 1, 2001. Consolidated operating results for the three and six months ended June 30, 2000 are also presented on a pro forma basis as if the acquisition had been consummated on January 1, 2000. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

    The unaudited pro forma information for the three and six months ended June 30, 2000 and 2001 presented below is for illustrative information purposes only and is not indicative of results that may have been achieved or results that may be achieved in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Net revenue	$40,828,948	$45,157,566	$78,776,044	$89,882,381
Net income	$2,366,593	$3,246,116	$4,117,996	$6,562,888
Basic earnings per common share	$.15	$.15	$.26	$.31
Diluted earnings per common share	$.13	$.15	$.23	$.30

NOTE 3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Property and Equipment

    Property and equipment consists of the following:

	December 31, 2000	June 30, 2001
Information technology equipment and systems	$23,102,531	$24,441,229
Professional equipment	9,463,936	10,322,750
Office furniture and equipment	4,095,544	4,174,618
Leasehold improvements	7,962,575	8,195,288
Construction in progress	614,835	772,842

	45,239,421	47,906,727
Less accumulated depreciation and amortization	(25,348,289)	(28,614,236)

Total property and equipment, net	$19,891,132	$19,292,491

Goodwill

    Goodwill related to the acquisition of BBI Clinical Laboratories is as follows:

	December 31, 2000	June 30, 2001
Goodwill	$—	$5,457,000
Less accumulated amortization	—	(90,950)

Total goodwill, net	$—	$5,366,050

Accrued and Long-Term Liabilities

    Accrued liabilities consist of the following:

	December 31, 2000	June 30, 2001
Employee compensation related	$7,052,042	$8,965,524
Royalties	3,335,722	2,494,287

Total accrued liabilities	$10,387,764	$11,459,811

    The Company has various royalty agreements for technology licensed from third parties which require that royalty fees be paid based upon a percentage of net revenue derived from assays using the licensed technology. Royalty payments are generally made on a semiannual basis.

    Long-term liabilities consist of the following:

	December 31, 2000	June 30, 2001
Deferred compensation	$1,908,057	$1,920,752
Annuity payments due to former employee	453,164	401,391
Non-current portion of accrued rent for unused facility	232,359	107,462
Non-current installment of software acquisition costs	600,000	300,000
Other	66,370	9,733

Total long-term liabilities	$3,259,950	$2,739,338

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

    Basic and diluted earnings per share for the respective periods are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Net income	$2,405,593	$3,246,116	$4,231,996	$6,648,476
Basic earnings per common share	$.15	$.15	$.26	$.32
Diluted earnings per common share	$.14	$.15	$.24	$.30
Basic weighted average shares outstanding	16,066,681	21,037,705	16,066,681	20,987,605
Effects of dilutive stock options	1,623,940	1,171,557	1,553,239	1,171,788

Diluted weighted average shares outstanding	17,690,621	22,209,262	17,619,920	22,159,393

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

    For purposes of the following discussion, EBITDA consists of income from operations before interest, income taxes, depreciation and amortization. EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from EBITDA are significant components in understanding and assessing overall financial performance. We present EBITDA, which is a non-GAAP measure, to enhance the understanding of our operating results. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.

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

    On December 13, 2000, we completed our initial public offering of our common stock, no par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement Form S-1 (the "Registration Statement") (Reg. No. 333-45588) that was declared effective by the Securities and Exchange Commission on December 7, 2000. The offering commenced on December 8, 2000 where all 5,000,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share. The Underwriters also exercised an overallotment option of 750,000 shares on December 11, 2000. All 750,000 shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered, including the overallotment was $92.0 million. In connection with the offering, we incurred underwriting discounts and commissions and other related offering expenses in the amount of approximately $8.7 million. We received net proceeds from the offering of approximately $83.3 million.

    On February 20, 2001, we completed the acquisition of substantially all of the assets of BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of Boston Biomedica, Inc., a public company. We paid $9.5 million in cash which was accounted for as a purchase in the first quarter of 2001. BBI Clinical Laboratories, a private company founded in 1989, is a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme Disease and viral hepatitis. BBI Clinical Laboratories' primary customers include hospitals, physician specialists, pharmaceutical and diagnostic companies and other clinical and research laboratories. During the second quarter of 2001, we began transitioning customers from BBI Clinical Laboratories operations in New Britain, Connecticut to our facility in Santa Monica, California. As of July 20, we have ceased substantially all clinical operations at the New Britain, Connecticut facility. It is anticipated some administrative personnel will remain through the end of October 2001 to complete and close the New Britain facility operations.

    On May 24, 2001, we announced the signing of a three-year agreement with AmeriNet, renewing our affiliation with this membership-based group purchasing organization in health care. We will serve as a preferred provider of clinical laboratory services to AmeriNet's more than 14,000 member facilities, including 1,800 member hospitals. The renewal took effect on June 1, 2001 and includes option rights to renew and extend the contract beyond the three-year period.

    On June 21, 2001, Specialty Laboratories announced an agreement with Axis-Shield plc of Dundee, Scotland for exclusive U.S. rights to a new gene-based test for predisposition to osteoporosis, a disease which affects more than 10 million Americans. The test, utilizing the patent of Gemini Genomics plc on the type 1 collagen gene (Co11A1), detects changes in this gene associated with predisposition to osteoporosis and increased risk of bone fracture.

Recent Developments

    On July 24, 2001, Specialty Laboratories and Epoch Biosciences, Inc. announced the commercial availability of diagnostic tests for human leukemias that incorporate Epoch's proprietary Minor Groove Binder (MGB) technology that greatly improves the performance of the polymerase chain reaction (PCR).

Results of Operations

    The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations for the three months and six months ended June 30, 2000 and 2001. Also presented is our working capital as calculated from our consolidated balance sheet for the six months ended June 30, 2000 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	56.3	56.5	56.9	56.3
Selling, general and administrative (exclusive of stock-based compensation charges)	31.9	32.4	32.2	32.5
Operating income	11.6	10.3	10.7	10.5
Income from operations before taxes	10.6	12.2	9.7	12.7
Net income	6.2	7.2	5.7	7.5
	Six Months Ended June 30,
	2000	2001
Working capital	$7,831,310	$70,081,325

Quarter Ended June 30, 2001 Compared with Quarter Ended June 30, 2000

Net Revenue

    Net revenue increased $6.6 million, or 17.1%, to $45.2 million for the quarter ended June 30, 2001 from $38.6 million for the quarter ended June 30, 2000. Revenue grew as a direct result of increased accession volumes, which increased over 20%, offset somewhat by a decline in average selling prices. This accession growth came primarily from our existing business, increasing by nearly 18% in the second quarter of 2001 as compared to the year ago quarter. The accession volumes resulting from the acquisition of BBI Clinical Laboratories on February 20, 2001 accounted for approximately three additional percentage points of growth. Average selling prices in the second quarter of 2001 were down approximately 3% as compared to the second quarter of 2000, and also reflect a decline of approximately 1% as compared to the first quarter of 2001. This slight reduction in average selling prices is reflective of our growing customer base and pricing reductions in contract renewals.

Cost of Services

    Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $3.8 million, or 17.6%, to $25.5 million for the second quarter 2001 from $21.7 million for the comparable prior year quarter. This increase is directly attributed to the increase in assay volume and the costs associated with the addition of the clinical operations of BBI Clinical Laboratories acquired in the first quarter of 2001. As a percentage of net revenue, cost of services increased slightly to 56.5% for the quarter ended June 30, 2001 from 56.3% from the comparable prior year quarter. This slight increase is primarily the result of maintaining redundant operations as we transition the clinical operations of BBI Clinical Laboratories to our Santa Monica facilities.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (S,G&A) increased $2.3 million, or 19.0%, to $14.6 million for the second quarter 2001 from $12.3 million for the second quarter 2000. Selling, marketing and related expenses accounted for nearly $1.0 million of the growth in S,G&A resulting from increased revenues and servicing a larger customer base. The acquisition of BBI Clinical Laboratories added approximately $400,000 to S,G&A, which includes $117,000 recorded for amortization of intangible assets in the second quarter of 2001. The continued rollout of our customer related offerings of DataPassport™and DataPassportMD™ and the beta testing of our Outreach Express™ product contributed approximately $200,000 of incremental S,G&A. The majority of the remaining increase is attributable to increasing our corporate infrastructure to support our business growth and to meeting the requirements of being a public company. As a percentage of net revenue, selling, general and administrative expenses increased to 32.4% for the second quarter of 2001 as compared to 31.9% for the quarter a year ago.

Stock-Based Compensation Charges

    Stock-based compensation charges increased from approximately $111,000 recorded in the second quarter of 2000 to $364,000 recorded in the second quarter 2001. This increase was related to the amortization of deferred stock compensation.

Interest Income

    Interest income of approximately $883,000 was recorded for the second quarter 2001. This income is the result of investments being made with the proceeds from our initial public offering held in December 2000 as funds have been invested in money market, short-term and long-term investments.

Interest Expense

    Interest expense decreased to approximately $40,000 for the second quarter 2001 from $389,000 for the second quarter 2000. This decrease is due to the reduction of our bank borrowings and the payoff of our outstanding revolving and term loans in December 2000 with a portion of the funds received from our initial public offering.

Provision for Income Taxes

    Provision for income taxes was $2.3 million for the second quarter 2001 as compared to $1.7 million for the comparable prior year quarter. Our effective tax rate remained at 41% for the second quarter 2001 representing no change from the prior year.

Net Income

    Net income increased by approximately $840,000, or 34.9%, to $3.2 million for second quarter 2001 from $2.4 million for the comparable prior year quarter. The increase is due primarily to an increase in operating income resulting from higher assay volume, efficiencies provided by ongoing automation of assays, and interest income recognized on the investment of funds from our initial public offering. As a percentage of net revenue, net income increased to 7.2% for the quarter ended June 30, 2001 as compared to 6.2% for the comparable quarter of 2000.

EBITDA and Adjusted EBITDA

    EBITDA increased by $500,000, or 8.1%, to $6.4 million for the second quarter 2001 from $5.9 million for the comparable prior year quarter. As a percentage of net revenue, EBITDA decreased to 14.2% for the quarter ended June 30, 2001 from 15.4% for second quarter 2000. Adjusting EBITDA for the non-cash expense related to stock-based compensation charges, adjusted EBITDA increased by approximately $800,000, or 12.2%, to $6.8 million for the second quarter 2001 from $6.0 million for the comparable prior year quarter. As a percentage of net revenue, adjusted EBITDA decreased to 15.0% for the quarter ended June 30, 2001 from 15.7% for the second quarter 2000. These results reflect the costs associated with the addition of the clinical operations of BBI Clinical Laboratories acquired in first quarter of 2001 partially offset by the improved efficiencies provided by the ongoing automation of our laboratory operations and the economies of scale realized by processing significantly higher assay volume.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Net Revenue

    Net revenue increased $14.8 million, or 20.0%, to $89.0 million for the six months ended June 30, 2001 from $74.2 million for the six months ended June 30, 2000 as revenues from our hospital clients grew by nearly 34% in the first half of 2001. Revenue grew as a direct result of increased accession volumes, which increased by nearly 22%, offset partially by a decline in average selling prices. This accession growth came primarily from our existing business, increasing by more than 19% in the first six months of 2001 as compared to the year ago period. The accession volumes resulting from the acquisition of BBI Clinical Laboratories on February 20, 2001 accounted for the additional three percentage points of growth. Average selling prices for the first six months of 2001 declined slightly more than 1% as compared to the first half of 2000. This slight reduction in average selling prices is reflective of our growing customer base and pricing reductions in contract renewals.

Cost of Services

    Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $7.8 million, or 18.6%, to $50.0 million for the first six months of 2001 from $42.2 million for the comparable prior year period. This increase is directly attributed to the increase in assay volume and the costs associated with the acquisition of the clinical operations of BBI Clinical Laboratories in first quarter 2001. During this period, we maintained redundant operations as we began transitioning the clinical operations of BBI Clinical Laboratories to our Santa Monica facilities. As a percentage of revenue, cost of services decreased to 56.3% for the six months ended June 30, 2001 from 56.9% from the comparable prior year period. This improvement is reflective of the improved efficiencies provided by the ongoing automation of our laboratory operations and the economies of scale realized by processing significantly higher assay volume, offset partially by the additional costs associated with the BBI Clinical Laboratories acquisition.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (S,G&A) increased $5.0 million, or 21.1%, to $28.9 million for the first six months of 2001 from $23.9 million for the first six months of 2000. Selling, marketing and related expenses accounted for approximately $1.4 million of this growth in S,G&A resulting from increased revenues and servicing a larger customer base. Approximately $1.2 million of the increase was due to us increasing our corporate infrastructure to support our business growth and to meet the requirements of being a public company. The acquisition of BBI Clinical Laboratories added more than $1.0 million to S,G&A, which includes $400,000 of certain one-time charges associated with the acquisition and $157,000 recorded for amortization of intangible assets during the first six months of 2001. Expansion of our customer related offerings of DataPassportMD™ and the beta testing of our Outreach Express™ contributed approximately $500,000 of incremental S,G&A. As a percentage of revenue, selling, general and administrative expenses increased to 32.5% for the first six months of 2001 as compared to 32.2% for the same period last year.

Stock-Based Compensation Charges

    Stock-based compensation charges increased from approximately $144,000 recorded in the first six months of 2000 to $679,000 recorded in the first six months of 2001. This increase was related to the amortization of deferred stock compensation.

Interest Income

    Interest income of approximately $2.0 million was recorded for the first six months of 2001 as compared to $13,000 for the same period in 2000. This income is the result of investments being made with the proceeds from our initial public offering held in December 2000 as funds have been invested in money market, short-term and long-term investments.

Interest Expense

    Interest expense decreased to approximately $78,000 for the first six months of 2001 from $760,000 for the first six months of 2000. This decrease is due to the reduction of our bank borrowings and the payoff of our outstanding revolving and term loans in December 2000 with a portion of the funds received from our initial public offering.

Provision for Income Taxes

    Provision for income taxes was $4.6 million for the first six months of 2001 as compared to $2.9 million for the comparable prior year period. Our effective tax rate remained at 41% for the first six months of 2001 representing no change from the prior year.

Net Income

    Net income increased by $2.4 million, or 57.1%, to $6.6 million for first six months of 2001 from $4.2 million for the comparable prior year period. The increase is due primarily to an increase in operating income resulting from higher assay volume, efficiencies provided by ongoing automation of assays, and interest income recognized on the investment of funds from our initial public offering. As a percentage of net revenue, net income increased to 7.5% for the six months ended June 30, 2001 as compared to 5.7% for the comparable prior year period.

EBITDA and Adjusted EBITDA

    EBITDA increased by $1.9 million, or 18.3%, to $12.7 million for the first six months of 2001 from $10.8 million for the comparable prior year period. As a percentage of net revenue, EBITDA decreased to 14.3% for the six months ended June 30, 2001 from 14.5% for the comparable prior year period. These results reflect our maintaining redundant operations as we transition the clinical operations of BBI Clinical Laboratories to our Santa Monica facilities. Adjusting EBITDA for the non-cash expense related to stock-based compensation charges, adjusted EBITDA increased by $2.5 million, or 23.0%, to $13.4 million for the first six months of 2001 from $10.9 million for the comparable prior year period. As a percentage of net revenue, adjusted EBITDA increased to 15.1% for the six months ended June 30, 2001 from 14.7% for the comparable prior year period.

Liquidity and Capital Resources

    The Company's working capital reached $70.1 million at June 30, 2001 an increase of $62.3 million from $7.8 million at June 30, 2000. This increase is primarily due to the funds received from our initial public offering in December 2000 that yielded approximately $83.3 million. A large portion of these funds is reflected in our working capital as part of cash and cash equivalents and short-term investments. In addition, $23.3 million of these proceeds have been invested in long-term investments.

    Net cash provided by operating activities was $10.8 million in the first six months 2001 as compared to $6.8 million for the prior year period. The $4.0 million improvement was primarily due to our improved operating performance as income from operations increased by $2.4 million and tax benefits, reflected in deferred income taxes, related to employee stock option exercises increased by $2.4 million.

    Net cash used in investing activities reached $75.0 million for six months ended June 30, 2001 up $72.1 million from $2.9 million for the six months ended June 30, 2000. During the first six months of 2001, we repositioned a portion of our cash and equivalents to short-term and long-term investments. These investments, accounting for $63 million, are in high-grade instruments and commercial paper and will provide a better net after tax yield on our funds. Major uses of cash were $9.5 million to acquire BBI Clinical Laboratories and $2.6 million spent for capital expenditures to expand our information technology platform and laboratory automation and equipment.

    Net cash provided by financing activities was $1.3 million for the first six months 2001 as compared to cash used in financing activities of $3.8 million in first six months 2000. The only activity to report during the first six months of 2001 was the purchase of common stock by employees through our Employee Stock Purchase Plan and employees exercising stock options. Since we did not borrow any funds from the bank and our outstanding revolving and term loans were paid off in fourth quarter 2000 with funds from our initial public offering, there was no cash used in financing activities for the first six months of 2001.

    We are currently evaluating the long-term costs of supporting the Company's growth out of our current facilities in Santa Monica, California. With the majority of our leases expiring in mid 2003, we are evaluating the possibility of relocating to a more cost-effective location that will allow consolidation of our laboratory operations with all support functions. While we do not expect to relocate prior to 2003, costs associated with this evaluation will be incurred and, depending on the final decision to relocate, costs and potentially significant capital expenditures could be incurred as soon as the second half of 2001.

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

    The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including medical malpractice. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain insurance with coverage up to $20 million, either singly or in the aggregate, which we believe to be adequate to cover our exposure in our current professional liability claims and employee-related matters which were incurred in the ordinary course of business. Although we believe that these claims may not have a material effect on us, because we expect them to be covered by this insurance, we may be faced with litigation claims which exceed our insurance coverage or are not covered under our insurance policy. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

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

    Other companies or institutions engaged in assay development, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to develop, perform or sell our assays. From time to time, we often receive letters from universities, institutions, and others alleging such infringement. Although we believe that these claims generally lack any merit, at times, we may be found to be, or accused of, infringing on the proprietary rights of others. For example, in response to a patent infringement allegation from Athena Diagnostics in 1997, we ceased performing an assay used to diagnose late onset Alzheimer's disease. We have received letters from Chiron Corporation and the National Institute of Health in February 1998 and April 2000, respectively, claiming that some of our assays may violate their patents. The assays which may be affected by these claims comprised approximately $22.9 million of our net revenue for the year ended December 31, 2000. While management believes that none of these claims will have a material adverse effect on our business, there can be no assurance that there will be no adverse consequences to us. As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and intellectual property litigation could force us to do one or more of the following:

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

    Since our initial public offering in December 2000, our stock price has fluctuated between $16.75 and $47.00. The price at which our common stock will trade is likely to be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory, biotechnology and other healthcare service companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management's attention and resources.

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

    These provisions include:

  •
  imitations on who may call special meetings of shareholders;

  •
  advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings; and

  •
  the ability of our board of directors to issue preferred stock without shareholder approval.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Our exposure to market rate risk for change in interest rates relates primarily to our investment portfolio. In addition, our holdings are also exposed to the risks of changes in the credit quality of the issuer. At June 30, 2001, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At June 30, 2001, we had cash and cash equivalents of $12.7 million, which had a weighted average yield of 4.50% per annum and an average of 13.0 days until maturity. At June 30, 2001, our short-term investment balance of $39.7 million, consisting of commercial paper and corporate bonds with maturity dates over 90 days and less than one year, had a weighted average yield per annum of 6.06% and an average of 86.79 days until maturity. At June 30, 2001, our long-term investment balance of $23.3 million consisted of corporate bonds with maturity dates beyond one year.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Reference is made to our Annual Report on Form 10-K filed March 30, 2001 under the heading "Legal Proceedings" for a discussion of litigation involving us and our former international operations.

    From time to time, we receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously. For more information, please see "Risk Factors—Our assays may infringe on the intellectual property rights of others, which may cause us to engage in costly litigation which may cause us to pay substantial damages and prohibit us from selling our assays."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders was held on May 11, 2001. The matters voted on at the annual meeting and the tabulation of votes on such matters are as follows:

a)
Election to the Company's Board of Directors:

    The following nine directors were elected for a one-year term.

	Number Voting	For	Against or Withheld
James B. Peter, M.D., Ph.D.	19,816,919	19,810,716	6,203
Paul F. Beyer	19,816,919	18,906,612	910,307
Deborah A. Estes	19,816,919	19,810,716	6,203
Richard E. Belluzzo	19,816,919	18,906,042	910,877
Douglas S. Harrington, M.D.	19,816,919	19,810,716	6,203
Thomas R. Testman	19,816,919	19,810,716	6,203
William J. Nydam	19,816,919	19,810,716	6,203
John C. Kane	19,816,919	19,810,716	6,203
Nancy-Ann DeParle	19,816,919	19,810,716	6,203
b)
To ratify the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 2001.

    The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent public accountants, by the following vote:

Number Voting	For	Against or Withheld
19,816,919	19,810,769	6,150

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K:

    A Current Report, Form 8-K, dated April 9, 2001, was filed with the Commission, by the Registrant, in connection with a press release dated April 9, 2001 electing Nancy-Ann DeParle to its Board of Directors.

    A Current Report, Form 8-K, dated May 24, 2001, was filed with the Commission, by the Registrant, in connection with a press release dated May 24, 2001 announcing the signing of a three-year agreement with AmeriNet.

    A Current Report, Form 8-K, dated June 21, 2001, was filed with the Commission, by the Registrant, in connection with a press release dated June 21, 2001 announcing an agreement with Axis-Shield plc of Dundee, Scotland for exclusive U.S. rights to a new gene-based test for predisposition to osteoporosis.

    A Current Report, Form 8-K, dated July 24, 2001, was filed with the Commission, by the Registrant, in connection with a press release dated July 24, 2001 announcing the commercial availability of diagnostic tests for human leukemias that incorporate Epoch Biosciences' proprietary Minor Groove Binder (MGB) technology.

    A Current Report, Form 8-K, dated July 31, 2001, was filed with the Commission, by the Registrant, advising that Paul F. Beyer, President, Chief Operating Officer and Director of the Company has established a written plan to sell shares of the Company's common stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

(b) Exhibits.

    The following exhibits are filed as part of, or are incorporated by reference in, this Quarterly Report.

Number	Description
10.1†	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant.
10.17*†	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant, as amended.
10.30A**††	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant

*
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 33-45588) under the same exhibit number.

**
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 33-45588) under the same exhibit number, and is incorporated by reference herein.

†
Confidential treatment has been requested as to certain portions of this agreement.

††
Confidential treatment has been requested and received as to certain portions of this agreement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation
Dated: August 6, 2001	By:	/s/ JAMES B. PETER Name: James B. Peter Title: Chief Executive Officer and Chairman of the Board of Directors
Dated: August 6, 2001	By:	/s/ FRANK J. SPINA Name: Frank J. Spina Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1†	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant.
10.17*†	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant, as amended.
10.30A**††	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant

*
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 33-45588) under the same exhibit number.

**
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 33-45588) under the same exhibit number, and is incorporated by reference herein.

†
Confidential treatment has been requested as to certain portions of this agreement.

††
Confidential treatment has been requested and received as to certain portions of this agreement.

QuickLinks

FORM 10-Q
SPECIALTY LABORATORIES, INC.
FORM 10-Q QUARTERLY REPORT
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Specialty Laboratories, Inc. Consolidated Balance Sheet
Specialty Laboratories, Inc. Consolidated Statements of Operations (Unaudited)
Specialty Laboratories, Inc. Consolidated Statements of Cash Flows (Unaudited)
SPECIALTY LABORATORIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (Unaudited)
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX