Form 10-Q
period 2001-09-30
SPECIALTY LABORATORIES
filed 2001-11-09
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 8, 2001, there were approximately 21,463,973 shares of Common Stock outstanding, no par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Specialty Laboratories, Inc.
Consolidated Balance Sheet

	December 31, 2000	September 30, 2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,603,555	$19,507,660
Short-term investments	—	29,814,746
Accounts receivable, less allowance for doubtful accounts of $4,030,665 as of December 31, 2000 and $3,924,416 as of September 30, 2001	32,775,147	35,786,610
Deferred income taxes	4,238,857	3,263,289
Inventory	1,623,115	2,361,529
Prepaid expenses and other assets	1,496,125	2,069,978

Total current assets	115,736,799	92,803,812
Property and equipment, net	19,891,132	18,831,937
Long-term investments	—	29,563,247
Deferred income taxes	2,863,427	1,398,392
Goodwill, net	—	5,297,838
Other assets	3,513,707	4,854,319

	$142,005,065	$152,749,545

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,921,443	$13,462,633
Accrued liabilities	10,387,764	7,936,342
Income taxes payable	4,638,422	1,294,417

Total current liabilities	26,947,629	22,693,392
Long-term liabilities	3,259,950	2,501,006
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 100,000,000 shares authorized, 20,937,507 shares issued and outstanding as of December 31, 2000 and 21,373,108 shares issued and outstanding as of September 30, 2001	89,824,176	94,641,765
Retained earnings	24,102,877	33,662,981
Deferred stock-based compensation	(2,129,567)	(941,812)
Unrealized gain on investments	—	192,213

Total shareholders' equity	111,797,486	127,555,147

	$142,005,065	$152,749,545

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Net revenue	$39,549,842	$42,842,245	$113,713,886	$131,821,432
Costs and expenses:
Costs of services	21,895,033	25,049,322	64,110,497	75,101,688
Selling, general and administrative (exclusive of stock-based compensation charges)	12,372,752	13,558,951	36,257,832	42,488,197
Stock-based compensation charges	562,090	228,318	706,454	907,447
Write-down of unused facilities	369,495	—	369,494	—

Total costs and expenses	35,199,370	38,836,591	101,444,277	118,497,332

Operating income	4,350,472	4,005,654	12,269,609	13,324,100
Interest income	(1,709)	(838,025)	(14,625)	(2,866,593)
Interest expense	270,144	31,050	1,030,202	109,239

Income before income taxes	4,082,037	4,812,629	11,254,032	16,081,454
Provision for income taxes	1,704,003	1,901,000	4,644,000	6,521,350

Net income	$2,378,034	$2,911,629	$6,610,032	$9,560,104

Basic earnings per common share	$.15	$.14	$.42	$.45
Diluted earnings per common share	$.14	$.13	$.38	$.43

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2000	2001
Operating activities
Income from operations	$6,610,032	$9,560,104
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	4,387,886	5,220,940
Tax benefits related to employee stock options	—	3,607,325
Deferred income taxes	(225,000)	2,440,603
Stock-based compensation charges	706,454	907,447
Loss on disposals of property and equipment	23,041	7,697
Write-down of unused facilities	369,494	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(5,893,406)	(974,464)
Inventory, prepaid expenses and other assets	698,365	(212,613)
Accounts payable	122,083	893,303
Accrued liabilities	(873,097)	(2,451,834)
Income taxes payable	2,603,911	(3,344,005)
Other long-term liabilities	680,309	(758,944)

Net cash provided by operating activities	9,210,072	14,895,559
Investing activities
Cash paid for acquisition of BBI Clinical Laboratories	—	(9,500,000)
Purchases of property and equipment	(4,644,183)	(3,796,246)
Purchase of short-term investments	—	(29,814,746)
Purchase of long-term investments, net of unrealized gains	—	(29,371,033)

Net cash used in investing activities	(4,644,183)	(72,482,025)
Financing activities
Sale of common stock to employees	313,495	1,490,571
Net change in revolving bank line of credit	(9,940,874)	—
Borrowings under bank term loans	6,186,491	—
Repayment of bank term loans	(2,503,108)	—
Repayment of loan by shareholder	850,000	—

Net cash provided by (used in) financing activities	(5,093,996)	1,490,571

Net decrease in cash and cash equivalents	(528,107)	(56,095,895)
Cash and cash equivalents at beginning of period	717,298	75,603,555

Cash and cash equivalents at end of period	$189,191	$19,507,660

Supplemental disclosures of cash flow information:
Acquisition of BBI Clinical Laboratories consisted of the following:
Acquired assets	—	$10,148,298
Assumed liabilities	—	(648,298)

Total cash paid	—	$9,500,000

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Financial Statement Preparation

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

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Company's financial statements. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

    The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisition for the three and nine months ended September 30, 2001 as if the acquisition had been consummated on January 1, 2001. Consolidated operating results for the three and nine months ended September 30, 2000 are also presented on a pro forma basis as if the acquisition had been consummated on January 1, 2000. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

    The unaudited pro forma information for the three and nine months ended September 30, 2000 and 2001 presented below is for illustrative information purposes only and is not indicative of results that may have been achieved or results that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Net revenue	$41,550,842	$42,842,245	$120,326,886	$132,724,625
Net income	$2,288,034	$2,911,629	$6,403,632	$9,474,516
Basic earnings per common share	$.15	$.14	$.40	$.45
Diluted earnings per common share	$.13	$.13	$.37	$.43

NOTE 3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Property and Equipment

    Property and equipment consists of the following:

	December 31, 2000	September 30, 2001
Information technology equipment and systems	$23,102,531	$25,041,112
Professional equipment	9,463,936	10,539,122
Office furniture and equipment	4,095,544	4,195,363
Leasehold improvements	7,962,575	8,549,268
Construction in progress	614,835	753,024

	45,239,421	49,077,889
Less accumulated depreciation and amortization	(25,348,289)	(30,245,952)

Total property and equipment, net	$19,891,132	$18,831,937

Goodwill

    Goodwill related to the acquisition of BBI Clinical Laboratories is as follows:

	December 31, 2000	September 30, 2001
Goodwill	$—	$5,457,000
Less accumulated amortization	—	(159,163)

Total goodwill, net	$—	$5,297,838

Accrued and Long-Term Liabilities

    Accrued liabilities consist of the following:

	December 31, 2000	September 30, 2001
Employee compensation related	$7,052,042	$6,873,547
Royalties	3,335,722	1,062,795

Total accrued liabilities	$10,387,764	$7,936,342

    The Company has various royalty agreements for technology licensed from third parties which require that royalty fees be paid based upon a percentage of net revenue derived from assays using the licensed technology. Royalty payments are generally made on a semiannual basis.

    Long-term liabilities consist of the following:

	December 31, 2000	September 30, 2001
Deferred compensation	$1,908,057	$1,782,513
Annuity payments due to former employee	453,164	375,133
Non-current portion of accrued rent for unused facility	232,359	43,360
Non-current installment of software acquisition costs	600,000	300,000
Other	66,370	—

Total long-term liabilities	$3,259,950	$2,501,006

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

    Basic and diluted earnings per share for the respective periods are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Net income	$2,378,034	$2,911,629	$6,610,032	$9,560,104
Basic earnings per common share	$.15	$.14	$.42	$.45
Diluted earnings per common share	$.14	$.13	$.38	$.43
Basic weighted average shares outstanding	15,582,298	21,334,165	15,904,042	21,103,125
Effects of dilutive stock options	1,613,536	979,797	1,522,430	1,101,148

Diluted weighted average shares outstanding	17,195,834	22,313,962	17,426,472	22,204,273

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

Results of Operations

    The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations for the three months and nine months ended September 30, 2000 and 2001. Also presented is our working capital as calculated from our consolidated balance sheet for the nine months ended September 30, 2000 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	55.4	58.5	56.4	57.0
Selling, general and administrative (exclusive of stock-based compensation charges)	31.3	31.6	31.9	32.2
Operating income	11.0	9.3	10.8	10.1
Income from operations before taxes	10.3	11.2	9.9	12.2
Net income	6.0	6.8	5.8	7.3
	Nine Months Ended September 30,
	2000	2001
Working capital	$10,034,715	$70,110,420

Quarter Ended September 30, 2001 Compared with Quarter Ended September 30, 2000

Net Revenue

    Net revenue increased approximately $3.3 million, or 8.3%, to $42.8 million for the quarter ended September 30, 2001 from $39.5 million for the quarter ended September 30, 2000. Revenue grew as a direct result of increased accession volumes offset partially by a decline in the aggregate average selling price. This accession growth came primarily from our existing business, increasing by nearly 16% in the third quarter of 2001 as compared to the year ago quarter. The accession volumes for third quarter of 2001 remained essentially flat compared to second quarter of 2001 due in part to a lower number of business days in the third quarter coupled with the temporary impact to our business as a result of the events of September 11, 2001. On a per business day basis, accession volumes grew by more than 19%. The aggregate average selling price in the third quarter of 2001 was down over 6% as compared to the third quarter of 2000. This reduction is reflective of test mix changes resulting from our growing hospital customer base, pricing reductions in contract renewals and the significant impact on our test mix volume in September due to the September 11 tragedy.

Cost of Services

    Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased approximately $3.1 million, or 14.4%, to $25.0 million for the third quarter 2001 from $21.9 million for the comparable prior year quarter and reflects a decline of approximately $470,000 as compared to second quarter 2001. This year over year increase is directly attributed to the increase in assay volume and the costs associated with the addition of the clinical operations of BBI Clinical Laboratories acquired in the first quarter of 2001. As a percentage of net revenue, cost of services increased to 58.5% for the quarter ended September 30, 2001 from 55.4% from the comparable prior year quarter. This increase is primarily the result of the reduction in aggregate average selling price, a temporary increase of approximately $200,000 in transportation and laboratory operating costs associated with maintaining patient testing and turn around times following the events of September 11, and the costs of maintaining redundant operations as we completed the transition of clinical operations of BBI Clinical Laboratories to our Santa Monica facilities in the third quarter.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (S,G&A) increased approximately $1.2 million, or 9.6%, to $13.6 million for the third quarter 2001 from $12.4 million for the third quarter 2000. Selling, marketing and related expenses accounted for over $500,000 of the growth in S,G&A resulting from increased revenues and servicing a larger customer base. The administration of BBI Clinical Laboratories added over $300,000 to S,G&A, which includes approximately $117,000 recorded for amortization of intangible assets in the third quarter of 2001. The continued rollout of our customer related offerings of DataPassport™ and DataPassportMD™ and the beta testing of our Outreach Express™ product contributed approximately $200,000 of incremental S,G&A. As a percentage of net revenue, selling, general and administrative expenses increased slightly to 31.6% for the third quarter of 2001 as compared to 31.3% for the quarter a year ago.

Stock-Based Compensation Charges

    Stock-based compensation charges decreased from approximately $562,000 recorded in the third quarter of 2000 to approximately $228,000 recorded in the third quarter 2001. This decrease was related to the amortization of deferred stock compensation.

Write-down of Unused Facilities

    A property lease between the Company and a partnership in which the Company's Chairman of the Board and Chief Executive Officer was both a direct and indirect owner was terminated on September 1, 2000 on which date the Company had a balance of approximately $369,000 in unamortized leasehold improvements for this property. A loss for this amount was recognized in third quarter 2000. No additional losses were recorded during third quarter 2001.

Interest Income

    Interest income increased to approximately $838,000 for the third quarter 2001 from approximately $2,000 for the comparable prior year quarter. This income is the result of investments being made with the proceeds from our initial public offering held in December 2000 as funds have been invested in money market, short-term and long-term investments.

Interest Expense

    Interest expense decreased to approximately $31,000 for the third quarter 2001 from approximately $270,000 for the same quarter a year ago. This decrease is due to the reduction of debt in December 2000 with a portion of the funds received from our initial public offering.

Provision for Income Taxes

    Provision for income taxes was $1.9 million for the third quarter 2001 as compared to $1.7 million for the comparable prior year quarter. Our effective tax rate was 39.5% for the third quarter 2001 as compared to 41.7% for the third quarter 2000. The Company currently estimates its annual effective tax rate to be approximately 40% for fiscal 2001 compared to approximately 41% for fiscal 2000. The current year effective tax rate has decreased as a result of tax planning reviews and initiatives.

Net Income

    Net income increased by approximately $534,000, or 22.4%, to $2.9 million for third quarter 2001 from $2.4 million for the comparable prior year quarter. The increase is due primarily to a growth in our assay volume, operating efficiencies, interest income recognized on the investment of funds from our initial public offering and lower interest expense due to reduced debt. As a percentage of net revenue, net income increased to 6.8% for the quarter ended September 30, 2001 as compared to 6.0% for the comparable quarter of 2000.

EBITDA and Adjusted EBITDA

    EBITDA decreased by less than $100,000, or 1.4%, to $5.8 million for the third quarter 2001 from $5.9 million for the comparable prior year quarter. As a percentage of net revenue, EBITDA decreased to 13.5% for the quarter ended September 30, 2001 from 14.9% for third quarter 2000. Adjusting EBITDA for the non-cash expense related to stock-based compensation charges, adjusted EBITDA decreased by approximately $788,000, or 11.6%, to $6.0 million for the third quarter 2001 from $6.8 million for the comparable prior year quarter. As a percentage of net revenue, adjusted EBITDA decreased to 14.1% for the quarter ended September 30, 2001 from 17.2% for the third quarter 2000. These results reflect the temporary increase in transportation and laboratory operating costs incurred in September, redundant operating costs associated with the transition of the clinical operations of BBI Clinical Laboratories to our Santa Monica facilities, offset somewhat by the improved efficiencies achieved through the ongoing automation of our laboratory operations and the economies of scale realized by processing higher assay volumes.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Net Revenue

    Net revenue increased approximately $18.1 million, or 15.9%, to $131.8 million for the nine months ended September 30, 2001 from $113.7 million for the nine months ended September 30, 2000 as revenues from our hospital clients grew to approximately 57% of total revenues in the first nine months of 2001 as compared to approximately 50% in the same period of 2000. Revenue grew as a direct result of increased accession volumes, which increased by nearly 20%, offset partially by a decline in average selling prices. This accession growth came primarily from our existing business, increasing approximately 18% in the first nine months of 2001 as compared to the year ago period. The accession volumes resulting from the acquisition of BBI Clinical Laboratories on February 20, 2001 accounted for nearly two percentage points of growth. Average selling prices for the first nine months of 2001 declined approximately 3% as compared to the first nine months of 2000. This reduction in average selling prices is reflective of test mix changes resulting from our growing hospital customer base, pricing reductions in contract renewals and the test mix volume in September due to the events of September 11.

Cost of Services

    Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased approximately $11.0 million, or 17.1%, to $75.1 million for the first nine months of 2001 from $64.1 million for the comparable prior year period. This increase is directly attributed to the increase in assay volume and the costs associated with the acquisition of the clinical operations of BBI Clinical Laboratories in first quarter 2001. During this period, we maintained redundant operations as we transitioned the clinical operations of BBI Clinical Laboratories to our Santa Monica facilities. The transition of laboratory operations was completed during the third quarter. As a percentage of revenue, cost of services increased to 57.0% for the nine months ended September 30, 2001 from 56.4% from the comparable prior year period. This decline is reflective of the additional costs associated with the BBI Clinical Laboratories acquisition offset partially by the improved efficiencies provided by the ongoing automation of our laboratory operations and the economies of scale realized by processing significantly higher assay volume.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (S,G&A) increased approximately $6.2 million, or 17.2%, to $42.5 million for the first nine months of 2001 from $36.3 million for the first nine months of 2000. Selling, marketing and related expenses accounted for approximately $1.9 million of this growth in S,G&A resulting from increased revenues and servicing a larger customer base. The acquisition of BBI Clinical Laboratories added more than $1.4 million to S,G&A, which includes approximately $400,000 of certain one-time charges associated with the acquisition and approximately $274,000 recorded for amortization of intangible assets during the first nine months of 2001. Approximately $1.2 million of the increase was due to us increasing our corporate infrastructure to support our business growth and to meet the requirements of being a public company. Expansion of our customer related offerings of DataPassportMD™ and the beta testing of our Outreach Express™ contributed over $600,000 of incremental S,G&A. As a percentage of revenue, selling, general and administrative expenses increased to 32.2% for the first nine months of 2001 as compared to 31.9% for the same period last year.

Stock-Based Compensation Charges

    Stock-based compensation charges increased from approximately $706,000 recorded in the first nine months of 2000 to approximately $907,000 recorded in the first nine months of 2001. This increase was related to the amortization of deferred stock compensation.

Write-down of Unused Facilities

    A property lease between the Company and a partnership in which the Company's Chairman of the Board and Chief Executive Officer was both a direct and indirect owner was terminated on September 1, 2000 on which date the Company had a balance of approximately $369,000 in unamortized leasehold improvements for this property. A loss for this amount was recognized in September 1, 2000. No additional losses were recorded during first nine months of 2001.

Interest Income

    Interest income increased to approximately $2.9 million for the first nine months of 2001 from approximately $15,000 for the first nine months of 2000. This increase in income is the result of investments being made with the proceeds from our initial public offering held in December 2000 as funds have been invested in money market, short-term and long-term investments.

Interest Expense

    Interest expense decreased to approximately $109,000 for the first nine months of 2001 from approximately $1.0 million for the first nine months of 2000. This decrease is due to the reduction of debt in December 2000 with a portion of the funds received from our initial public offering.

Provision for Income Taxes

    Provision for income taxes was $6.5 million for the first nine months of 2001 as compared to $4.6 million for the comparable prior year period. Our effective tax rate declined slightly to 40.6% for the first nine months of 2001 from 41.3% for the first nine months of 2000. The Company currently estimates its annual effective tax rate to be approximately 40% for fiscal 2001 compared to approximately 41% for fiscal 2000. The effective tax rate decline is a result of tax planning reviews and initiatives.

Net Income

    Net income increased by approximately $3.0 million, or 44.6%, to approximately $9.6 million for first nine months of 2001 from approximately $6.6 million for the comparable prior year period. The increase is due primarily to an increase in operating income resulting from higher assay volume, efficiencies provided by ongoing automation of assays, and interest income recognized on the investment of funds from our initial public offering. As a percentage of net revenue, net income increased to 7.3% for the nine months ended September 30, 2001 as compared to 5.8% for the comparable prior year period.

EBITDA and Adjusted EBITDA

    EBITDA increased by approximately $1.9 million, or 11.3%, to $18.5 million for the first nine months of 2001 from $16.6 million for the comparable prior year period. As a percentage of net revenue, EBITDA decreased to 14.1% for the nine months ended September 30, 2001 from 14.6% for the comparable prior year period. These results reflect our maintaining redundant operations as we transitioned the clinical operations of BBI Clinical Laboratories to our Santa Monica facilities. Adjusting EBITDA for the non-cash expense related to stock-based compensation charges, adjusted EBITDA increased by approximately $1.7 million, or 9.7%, to $19.4 million for the first nine months of 2001 from $17.7 million for the comparable prior year period. As a percentage of net revenue, adjusted EBITDA decreased to 14.8% for the nine months ended September 30, 2001 from 15.6% for the comparable prior year period.

Liquidity and Capital Resources

    The Company's working capital reached $70.1 million at September 30, 2001 an increase of $60.1 million from $10.0 million at September 30, 2000. This increase is primarily due to the funds received from our initial public offering in December 2000 that yielded approximately $83.3 million. A large portion of these funds is reflected in our working capital as part of cash and cash equivalents and short-term investments. In addition to the funds in working capital, $29.6 million of these proceeds have been invested in long-term investments.

    Net cash provided by operating activities was $14.9 million in the first nine months of 2001 as compared to $9.2 million for the prior year period. The $5.7 million improvement was primarily due to our improved operating performance as income from operations increased by $2.9 million and our growth rate in Accounts Receivable has been significantly lower in 2001 as compared to 2000 due to our efforts in managing Accounts Receivable.

    Net cash used in investing activities reached $72.5 million for nine months ended September 30, 2001 up $67.9 million from $4.6 million for the nine months ended September 30, 2000. During the first nine months of 2001, we repositioned a portion of our cash and cash equivalents to short-term and long-term investments. These investments, accounting for $59.2 million, are in high-grade instruments and commercial paper and will provide a better net after tax yield on our funds. Major uses of cash were $9.5 million to acquire BBI Clinical Laboratories and $3.8 million spent for capital expenditures to expand our information technology platform and laboratory automation and equipment.

    Net cash provided by financing activities was $1.5 million for the first nine months of 2001 as compared to cash used in financing activities of $5.1 million in first nine months of 2000. Financing activities during the first nine months of 2001 were the receipt of funds from the purchase of common stock by employees through our Employee Stock Purchase Plan and the exercise of stock options. In 2000, cash was used primarily for the repayment of bank debt, which was fully retired in December 2000 with a portion of the proceeds from our Initial Public Offering

    We are close to a final decision on the relocation from our current facilities in Santa Monica, California to a new, greatly expanded site that will be more cost effective and will provide long-term growth flexibility for our operations. While we do not expect to relocate prior to 2003, costs associated with this evaluation will be incurred and, depending on the final decision to relocate, costs and potentially significant capital expenditures could be incurred as soon as the fourth quarter of 2001.

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

    A significant portion of our net revenue is derived from 20 assays. Net revenue from these 20 assays comprised approximately 54.5% of our total net revenue for the year ended December 31, 2000 and approximately 53.4% for the year ended December 31, 1999. In addition, for each of the past three years, over 10% of our net revenue has been derived from one assay for HIV Quantitation. As a result, a significant portion of our net revenue is concentrated among these assays, and in particular, our HIV Quantitation assay. If competing assays are introduced by competitors or demand for these assays otherwise decreases, our net revenue would decrease.

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

    Other companies or institutions engaged in assay development, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to develop, perform or sell our assays. From time to time, we often receive letters from universities, institutions, and others alleging such infringement. Although we believe that these claims generally lack any merit, at times, we may be found to be, or accused of, infringing on the proprietary rights of others. For example, in response to a patent infringement allegation from Athena Diagnostics in 1997, we ceased performing an assay used to diagnose late onset Alzheimer's disease. We have received letters from Chiron Corporation and the National Institute of Health in February 1998 and April 2000, respectively, claiming that some of our assays may violate their patents. The assays, which may be affected by these claims, comprised approximately $22.9 million of our net revenue for the year ended December 31, 2000. While management believes that none of these claims will have a material adverse effect on our business, there can be no assurance that there will be no adverse consequences to us. As a result of these claims and any other infringement-related claims, we could incur substantial costs in defending any litigation, and intellectual property litigation could force us to do one or more of the following:

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

Federal and State Clinical Laboratory Licensing

    The operations of our clinical laboratory are subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments. For certification under the Clinical Laboratory Improvement Amendments, laboratories such as us must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Our laboratory is also subject to strict regulation by California, New York and various other states. We are accredited by the College of American Pathologists, and therefore are subject to their requirements and evaluation. Our failure to comply with Clinical Laboratory Improvement Amendments, state or other applicable requirements could result in various penalties, including loss of licensure, certification or accreditation. Such penalties could result in our being unable to continue performing laboratory testing. Compliance with such standards is verified by periodic inspections and requires participation in proficiency testing programs. No assurances can be given that our facilities will pass all future inspections conducted to ensure compliance with federal, state or any other applicable licensure or certification laws. Substantial expenditures are required on an ongoing basis to ensure that we comply with existing regulations and to bring us into compliance with newly instituted regulations.

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

Anti-Kickback Regulations

    Existing federal laws governing Medicare and Medicaid and other similar state laws impose a variety of broadly described restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include federal anti-kickback laws which prohibit clinical laboratories from, among other things, making payments or furnishing other benefits intended to induce the referral of patients for tests billed to Medicare, Medicaid or certain other federally funded programs. In addition, they also include self-referral prohibitions, which prevent us from accepting referrals from physicians who have non-exempt ownership or compensation relationships with us, as well as anti-markup and direct billing rules that may apply to our relationships with our customers. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal healthcare programs, and criminal and civil fines and penalties.

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

If a catastrophe were to strike our clinical laboratory facility or distribution system, we would be unable to process our customers' samples for a substantial amount of time and we would be unable to operate our business competitively.

    Our clinical and processing facility may be affected by catastrophes such as earthquakes or sustained interruptions in electrical service. Earthquakes are of particular significance to us because all of our clinical laboratory facilities are located in Santa Monica, California, an earthquake-prone area. In the event our existing clinical laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to process our customers' samples in a timely manner and unable to operate our business in a commercially competitive manner. In addition, given the recent terrorist attacks in New York City and Washington D.C., our ability to ship and receive specimens on a timely basis has been, and may in the future be, adversely affected depending on the length and severity of interruption to U.S. travel. To address these risks, we have in place formal recovery plans for all interruptions of service. This includes identification of alternate laboratory testing facilities and complete disaster recovery protocols. We also carry earthquake insurance with coverage amount of up to $10 million and have outsourced part of our data storage and processing equipment to a facility designed to withstand most earthquakes. Despite these precautions, there is no assurance that we could recover quickly from a serious earthquake or other disaster.

Disruption similar to the September 2001 terrorist attacks in the future on the U.S. may adversely impact our results of operations, future growth and stock price.

    The operation of our laboratories have been and may continue to be harmed by the recent terrorist attacks on the U.S. For example, transportation systems and couriers that we rely upon to receive and process specimen have been and may in the future be disrupted. In addition, we may experience a rise in operating costs, such as costs for transportation, courier service, insurance and security. We may also experience delays in receiving payments from payors that have been affected by the attack, which, in turn, would harm our cash flow. The U.S. economy in general may be adversely affected by the terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, revenues and costs, impede our ability to continue to grow our business and may result in the volatility of the market price of our common stock and on the future price of our common stock.

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

    Our principal shareholder is Specialty Family Limited Partnership, whose sole general managing partner is our Chairman and Chief Executive Officer, Dr. James B. Peter. Specialty Family Limited Partnership, together with Dr. Peter, currently beneficially owns approximately 68% of the outstanding shares of our common stock. Accordingly, the Specialty Family Limited Partnership along with

Dr. Peter will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal shareholder will also have the power to prevent or cause a change in control. The interests of this shareholder may differ from other shareholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Our exposure to market rate risk for change in interest rates relates primarily to our investment portfolio. In addition, our holdings are also exposed to the risks of changes in the credit quality of the issuer. At September 30, 2001, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At September 30, 2001, we had cash and cash equivalents of $19.5 million, which had a weighted average yield of 2.99% per annum. At September 30, 2001, our short-term investment balance of $29.8 million, consisting of commercial paper and corporate bonds with maturity dates over 90 days and less than one year, had a weighted average yield per annum of 6.36% and an average of 84.26 days until maturity. At September 30, 2001, our long-term investment balance of $29.6 million consisted of corporate bonds with maturity dates beyond one year.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A former officer has filed an action in federal district court against the Company and two of its officers alleging violations of federal and state securities laws and other causes of action in connection with the sale of the Company's common stock by the former officer and the Company's application of its insider trading policy. Management believes such claims to be without merit and will vigorously defend this action.

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

    A Current Report, Form 8-K, dated August 31, 2001, was filed with the Commission, by the Registrant, advising that Frank J. Spina, Chief Financial Officer has established a written plan to sell shares of the Company's common stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

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

SPECIALTY LABORATORIES, INC., a California corporation
Dated: November 8, 2001	By:	/s/ JAMES B. PETER
		Name:	James B. Peter
		Title:	Chief Executive Officer and Chairman of the Board of Directors
Dated: November 8, 2001	By:	/s/ FRANK J. SPINA
		Name:	Frank J. Spina
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
10.30A**††	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant

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
  ITEM 1. FINANCIAL STATEMENTS
Specialty Laboratories, Inc. Consolidated Balance Sheet
Specialty Laboratories, Inc. Consolidated Statements of Operations (Unaudited)
Specialty Laboratories, Inc. Consolidated Statements of Cash Flows (Unaudited)
SPECIALTY LABORATORIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001 (Unaudited)
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