Form 10-Q
period 2002-03-31
SPECIALTY LABORATORIES
filed 2002-05-07
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 30, 2002, there were approximately 21,779,536 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

        This Quarterly Report on Form 10-Q, (the "Quarterly Report") includes information incorporated herein by reference and contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Quarterly Report and in filings with the Securities and Exchange Commission ("SEC") made from time to time by Specialty Laboratories, including our Registration Statement on Form S-1 declared effective on December 8, 2000, our most recent Annual Report on Form 10-K filed on March 13, 2002, and other periodic filings on Form 10-Q and Form 8-K. All forward-looking statements attributable to Specialty Laboratories are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31, 2001	March 31, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,183	$36,489
Short-term investments	22,491	1,002
Accounts receivable, less allowance for doubtful accounts of $2,828 as of December 31, 2001 and $3,581 as of March 31, 2002	33,783	33,068
Deferred income taxes	1,571	2,617
Inventory	2,711	2,641
Prepaid expenses and other assets	1,785	2,617

Total current assets	77,524	78,434
Property and equipment, net	27,095	27,223
Long-term investments	37,389	38,428
Deferred income taxes	1,051	629
Goodwill, net	5,655	5,655
Other assets	5,274	5,080

	$153,988	$155,449

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,465	$10,589
Accrued liabilities	8,206	6,334
Income taxes payable	1,117	510

Total current liabilities	18,788	17,433
Long-term liabilities	2,544	2,438
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: Authorized shares—10,000,000 Issued and outstanding shares—none	—	—
Common stock, no par value: Authorized shares—100,000,000 shares Issued and outstanding shares—21,473,886 as of December 31, 2001 and 21,632,194 as of March 31, 2002	96,056	97,760
Retained earnings	37,182	38,436
Deferred stock-based compensation	(726)	(524)
Accumulated other comprehensive income	144	(94)

Total shareholders' equity	132,656	135,578

	$153,988	$155,449

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended March 31,
	2001	2002
Net revenue	$43,822	$43,614
Costs and expenses:
Costs of services	24,534	26,829
Selling, general and administrative (exclusive of stock-based compensation charges)	14,314	13,760
Stock-based compensation charges	315	141
Charge related to CMS actions	—	1,241

Total costs and expenses	39,163	41,971

Operating income	4,659	1,643
Interest income	(1,146)	(494)
Interest expense	38	33

Income before income taxes	5,767	2,104
Provision for income taxes	2,365	850

Net income	$3,402	$1,254

Basic earnings per common share	$.16	$.06
Diluted earnings per common share	$.15	$.06

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2001	2002
Operating activities
Income from operations	$3,402	$1,254
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	1,673	1,700
Tax benefits related to employee stock options	—	1,457
Deferred income taxes	288	(459)
Stock-based compensation charges	315	141
Loss on disposals of property and equipment	1	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(3,297)	715
Inventory, prepaid expenses and other assets	213	(640)
Accounts payable	2,625	1,124
Accrued liabilities	(856)	(1,872)
Income taxes payable	76	(607)
Other long-term liabilities	(132)	(106)

Net cash provided by operating activities	4,308	2,707
Investing activities
Cash paid for acquisition of BBI Clinical Laboratories	(9,500)	—
Purchases of property and equipment	(1,600)	(1,756)
(Purchases) sales of investments, net	(36,953)	20,047

Net cash (used in) provided by investing activities	(48,053)	18,291
Financing activities
Proceeds from exercise of stock options	—	308

Net cash provided by financing activities	—	308

Net (decrease) increase in cash and cash equivalents	(43,745)	21,306
Cash and cash equivalents at beginning of period	75,604	15,183

Cash and cash equivalents at end of period	$31,859	$36,489

Supplemental disclosures of cash flow information:
Acquisition of BBI Clinical Laboratories consisted of the following:
Acquired assets	$10,148
Assumed liabilities	(648)

Total cash paid	$9,500

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

(Dollar amounts in thousands except per share data)

NOTE 1.    BASIS OF PRESENTATION

Financial Statement Preparation

        The accompanying financial statements of Specialty Laboratories (the "Company") have been prepared, without audit, in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of our financial position, results for operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year.

        The accompanying financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

NOTE 2.    ACQUISITION

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

        The following unaudited pro forma information presents the consolidated results of our operations for the three months ended March 31, 2001 as if the BBICL acquisition had been consummated on January 1, 2001. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by us.

Three Months Ended March 31, 2001
Net revenue	$44,725
Net income	$3,317
Basic earnings per common share	$.16
Diluted earnings per common share	$.15

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS

        When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identified intangible assets. Prior to 2002, we amortized goodwill and intangible assets evenly over periods ranging from 10 to 20 years.

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized, but is subject to annual impairment tests. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than previous tests required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under SFAS No. 121, we applied an undiscounted cash flow model to assess the fair value of our Company, which did not result in the recognition of goodwill impairment.

        Under the guidance of SFAS No. 142, we concluded that there was no impairment of goodwill for the three-month period ended March 31, 2002 since our fair value exceeded the book equity value. The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provision occurred as of the beginning of the three-month period ended March 31, 2001:

	Three Months Ended March 31,
	2001	2002
Net income
As reported	$3,402	$1,254
Pro forma	$3,416
Basic earnings per common share
As reported	$.16	$.06
Pro forma	$.16
Diluted earnings per common share
As reported	$.15	$.06
Pro forma	$.15

Goodwill

        Goodwill related to the acquisition of BBICL is as follows:

	December 31, 2001	March 31, 2002
Goodwill	$5,882	$5,882
Less accumulated amortization (prior to adopting SFAS No. 142)	(227)	(227)

Total goodwill, net	$5,655	$5,655

Intangible Assets (included in other assets)

        Intangible assets are as follows:

	December 31, 2001	March 31, 2002
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(172)	(245)

Total intangible assets, net	$2,185	$2,112

        Under the new rules, intangible assets will continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $72,000 per quarter or $288,000 per year for the next five years.

NOTE 4.    CHARGE RELATED TO CMS ACTIONS

        By letter dated April 12, 2002, the federal Centers for Medicare and Medicaid Services (CMS) notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by the California Department of Health Services (CDHS). CMS has concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS has taken action consisting of revoking our Clinical Laboratory Improvement Act (CLIA) certificate, canceling our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day of non-compliance and imposing a directed plan of correction by which CMS may notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, as we believe that we are in compliance with all applicable regulations. The revocation of our CLIA certificate will be stayed for the full duration of our administrative appeal, and the revocation will not become effective if we are successful in our appeal. The cancellation of Medicare and Medicaid payments is effective for services performed by us on and after February 22, 2002. While the Medicare and Medicaid billing issue is under review by CMS, we believe that this sanction should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but will instead apply only to testing for which we bill the Medicare and Medicaid programs directly. We plan to continue to perform testing on behalf of Medicare and Medicaid patients during our appeal of the CMS action. If successful in our appeal, we believe we may be eligible to receive reimbursement retroactively to the February 22, 2002 effective date. The civil money penalty of $3,000 per day applies to each day of non-compliance on or after February 22, 2002. This penalty will not be collected if we are successful on appeal. We recorded a charge in first quarter 2002 of approximately $1.2 million to reserve for Medicare and Medicaid services earned and billed but not collected and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002.

NOTE 5.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31, 2001	March 31, 2002
Information technology equipment and systems	$25,729	$26,129
Professional equipment	11,134	11,660
Leasehold improvements	8,768	8,789
Land	8,658	8,658
Office furniture and equipment	4,199	4,223
Construction in progress	423	1,208

	58,911	60,667
Less accumulated depreciation and amortization	(31,816)	(33,444)

Total property and equipment, net	$27,095	$27,223

NOTE 6.    COMMITMENTS AND CONTINGENCIES

        In March 2002, Specialty entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. Our lease was arranged by BNP Paribas and includes Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants. Our new facility will be leased from BNP Paribas Leasing Corporation, a substantive leasing company with assets in excess of $1.5 billion.

        Payments under the lease are based on a maximum of $60 million of construction cost of the property funded by the third-party and are adjusted as the London Interbank Offering Rate ("LIBOR") fluctuates. Under the terms of the lease agreement, the lease commences on March 28, 2002 and terminates in 6.5 years. Rent payments will commence upon our moving to the new facility which is expected to occur in the second half of 2003. Upon termination or expiration of the lease, we have the option to purchase the property for the amount financed. If we elect not to purchase the property, we may arrange the sale of the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 82% of the amount financed. We believe that any potential liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations. Upon completion of construction, we are required to provide cash equal to 20% of the outstanding loan balance as collateral to the lessor. The cash collateral is restricted from withdrawal and will be classified as restricted cash and investments in the balance sheet. Certain financial covenants are to be maintained during the entire lease term. In the event of a default under the lease, the lease could be terminated and we would be obligated to pay the residual value guarantee.

        The Financial Accounting Standards Board is evaluating existing accounting guidance involving off-balance sheet financing arrangements and is expected to issue a new interpretation in 2002. We are uncertain as to what effect, if any, the interpretation will have on the accounting for the lease of our facility.

        In March 2002, we obtained a bank loan agreement which provides for a revolving line of credit up to $40 million subject to a borrowing base limitation of 85% of eligible accounts receivable. Borrowings are cross collateralized by substantially all of our assets and contain certain restrictive covenants, including maintenance of certain levels of financial ratios. Borrowings under this agreement bear interest at LIBOR plus a defined rate and are payable in March 2005. This new line of credit replaces our existing credit facility of $30 million. We had no borrowings under this agreement at March 31, 2002.

        Due to recent company events surrounding the actions imposed by the federal Centers for Medicare and Medicaid Services (CMS), we are currently reevaluating the lease and bank loan agreements with our banking partners to determine if any modifications need to be made to the terms and conditions of each agreement.

NOTE 7.    EARNINGS PER SHARE

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

        Basic and diluted earnings per share for the respective periods are set forth in the table below:

	Three Months Ended March 31,
	2001	2002
Net income	$3,402	$1,254
Basic earnings per common share	$.16	$.06
Diluted earnings per common share	$.15	$.06
Basic weighted average shares	20,938	21,524
Dilutive effect of outstanding stock options	1,185	968

Diluted weighted average shares	22,123	22,492

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

Overview

        Specialty Laboratories is a leading research-based clinical laboratory predominantly focused on developing and performing esoteric clinical laboratory tests, which we refer to as assays. We offer a broad, comprehensive menu of esoteric assays, many of which have been developed through our internal research and development efforts. Esoteric assays are complex, comprehensive or unique tests used to diagnose, evaluate and monitor patients. These assays are often performed on sophisticated instruments by highly skilled personnel and are therefore offered by a limited number of clinical laboratories.

        Prior to the actions imposed by the California Department of Health Services (CDHS) and the federal Centers for Medicare and Medicaid Services (CMS), our test menu was comprised of more than 3,200 esoteric assays. In light of recent CDHS sanctions, we only have California-licensed Clinical Laboratory Scientists performing assays, and have reorganized our test menu to focus our efforts on core assays with the greatest importance to our clients. Accordingly, we have discontinued many low volume assays. Certain of these assays can be replaced by other Specialty assays or outsourced to other clinical laboratories.

        Our primary customers are hospitals, independent clinical laboratories and physicians. We have aligned our interests with those of hospitals, our fastest growing client segment, by not competing in the routine test market that provides them with a valuable source of revenue. We educate physicians on the clinical value of our assays through our information-oriented marketing campaigns. Our technical, experienced sales force concentrates on the hospitals and independent laboratories that serve as distribution channels for physician assay orders. We use our advanced information technology solutions to accelerate and automate electronic ordering and results reporting with these customers.

        We believe that our typical esoteric assay is priced at approximately twice that of a routine test. Our assays also have higher costs than routine tests due to the necessity of specialized laboratory instruments and highly skilled laboratory personnel. If we are successful in the expansion of our hospital customer base, and we obtain or renew large customer or group purchasing organization contracts, our average price per assay will decrease as hospital esoteric referral testing is at lower average pricing and as large contracts typically incorporate volume discounts.

        On February 20, 2001, we completed the acquisition of substantially all of the assets of BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of Boston Biomedica, Inc., a public company. We paid $9.5 million in cash which was accounted for as a purchase in the first quarter of 2001. BBI

Clinical Laboratories, a private company founded in 1989, was a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme disease and viral hepatitis. BBI Clinical Laboratories' primary customers included hospitals, physician specialists, pharmaceutical and diagnostic companies and other clinical and research laboratories.

        In December 2001, we purchased a 13.8 acre site in Valencia, California. We plan to build a 195,000 square foot facility which will enable us to consolidate all of our laboratory and administrative functions in one location. Construction began during the second quarter 2002 with our move to the new facility expected to occur in the second half of 2003.

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

        In March 2002, we completed a $100 million financing transaction. This credit facility has two components: first, we entered into a 6.5 year lease to finance construction of our new laboratory and headquarters facility in Valencia, California, with a total cost, including financing costs, of up to $60 million, and second, we entered into a $40 million line of credit with the same lenders that provide the lease financing, with proceeds available for general corporate purposes. Prior to this transaction, we had an existing line of credit of $30 million, which was provided by Union Bank of California. Our new credit facility, arranged by BNP Paribas, includes Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants. Our new laboratory and headquarters facility will be leased from BNP Paribas Leasing Corporation, a substantive leasing company with assets in excess of $1.5 billion.

        By letter dated March 28, 2002, the California Department of Health Services (CDHS) notified us of its intent to impose alternative sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited during laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law. We filed supplemental documentation supporting our compliance with the applicable requirements with CDHS and the federal Centers for Medicare and Medicaid Services (CMS) on April 26, 2002. In addition, on April 26, 2002, we requested that CDHS rescind its proposed sanctions outlined in the March 28, 2002 letter based on our supplemental submission.

Recent Developments

        On April 2, 2002, Quest Diagnostics Inc. announced that they had entered into an agreement to acquire Unilab Corporation. Unilab, our largest customer, comprised approximately 8.0% of our net revenue for the year ended December 31, 2001. Quest has not indicated to us any plans to alter the terms of the Unilab agreement nor have they indicated any action regarding our existing contract with Unilab which expires October 2002. We believe that Quest will perform the majority of testing currently sent to us after the contract expires.

        By letter dated April 12, 2002, the federal Centers for Medicare and Medicaid Services (CMS) notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by the California Department of Health Services (CDHS). CMS has concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS has taken action consisting of revoking our Clinical Laboratory Improvement Act (CLIA) certificate, canceling our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day of non-compliance and imposing a directed plan of correction by which CMS may notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, as we believe that we are in compliance with all applicable regulations. The revocation of our CLIA certificate will be stayed for the full duration of our administrative appeal, and the revocation will not become effective if we are successful in our appeal. The cancellation of Medicare and Medicaid payments is effective for services performed by us on and after February 22, 2002. While the Medicare and Medicaid billing issue is under review by CMS, we believe that this sanction should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but will instead apply only to testing for which we bill the Medicare and Medicaid programs directly. We plan to continue to perform testing on behalf of Medicare and Medicaid patients during our appeal of the CMS action. If successful in our appeal, we believe we may be eligible to receive reimbursement retroactively to the February 22, 2002 effective date. The civil money penalty of $3,000 per day applies to each day of non-compliance on or after February 22, 2002. This penalty will not be collected if we are successful on appeal.

        On April 22, 2002, James B. Peter, M.D., Ph.D., resigned from the positions of chairman and chief executive officer. Thomas R. Testman has been elected by our board of directors to serve as chairman. Douglas S. Harrington, M.D. has been appointed interim chief executive officer by our board of directors. Both Dr. Harrington and Mr. Testman are long-time members of our board of directors. Our board of directors has narrowed its search for a permanent chief executive officer and is currently reviewing qualified candidates.

        On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, has discontinued its service agreement with us. The termination of the agreement is without cause and is effective on July 29, 2002. The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us. Although we do not anticipate a material business impact from the discontinuation, the exact consequences are difficult to predict, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

        We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors. Based on the number of outstanding options granted as of March 31, 2002, we expect to amortize approximately $524,000 of deferred stock-based compensation in future periods. We expect to amortize this deferred stock-based compensation approximately as follows: $316,000 during the remainder of 2002, $181,000 during 2003, and $27,000 during 2004. We anticipate that the exercise price of the majority of stock options granted in the future will be at the market price of our common stock on the date of grant, and therefore no deferred stock-based compensation will result from these grants.

Goodwill and Intangible Assets

        We allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets include customer lists and are amortized evenly over 10 years.

        In January 1, 2002, we adopted the Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We applied an undiscounted cash flow model to assess the fair value of our Company during the first quarter 2002. We concluded that there was no impairment of goodwill for the three-month period ended March 31, 2002 since our fair value exceeded the book equity value.

Results of Operations

        The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations and our working capital as calculated from our consolidated balance sheet for the three months ended March 31, 2001 and 2002.

	Three Months Ended March 31,
	2001	2002
Net revenue	100.0%	100.0%
Cost of services	56.0	61.5
Selling, general and administrative (exclusive of stock-based Compensation charges)	32.7	31.5
Charge related to CMS actions	—	2.8
Operating income	10.6	3.8
Income from operations before taxes	13.2	4.8
Net income	7.8	2.9

Quarter Ended March 31, 2002 Compared with Quarter Ended March 31, 2001

Net Revenue

        Net revenue decreased approximately $0.2 million, or 0.5%, to $43.6 million for the quarter ended March 31, 2002 from $43.8 million for the quarter ended March 31, 2001. The change in revenue is a result of a year-over-year increase in accessions of approximately 10% in our existing business offset by an approximately 10% decline in average selling price. The recent accelerated consolidation in the laboratory services industry, including the acquisitions of Clinical Diagnostic Services, Inc. and American Medical Laboratories, Inc., has resulted in a loss of testing referred by regional laboratory clients, and this has caused a decrease in average selling price. In addition, there was a slowdown in the launch of new hospital accounts, primarily in the Northeast. Continued consolidations and acquisitions of independent laboratories, as well as the completion of the announced acquisition of Unilab by Quest, will negatively impact accession growth rates and cause continued decreases in the aggregate average selling price. During first quarter 2002, approximately $2.5 million of net revenue was recorded for Medicare and Medicaid services, with approximately $1.1 million recorded from February 22, 2002, the effective date of the CMS actions of April 12, 2002, through March 31, 2002. Delays in resolving the CMS and CDHS matters will cause further reductions in revenues for Medicare and Medicaid services.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $2.3 million, or 9.4%, to $26.8 million for the first quarter 2002 from $24.5 million for the comparable prior year quarter. This increase is attributed to the increase in assay volume and to approximately $800,000 of costs incurred in the first quarter 2002 to meet the state of California requirements for licensed personnel. As a percentage of revenue, cost of services increased to 61.5% for the quarter ended March 31, 2002 from 56.0% from the comparable prior year quarter. On a going forward basis, we expect to incur higher cost of services as a percent of revenue due to increased outsourcing of tests and increased personnel and recruitment costs. As we hire additional licensed personnel, we expect to reduce the amount of outsourced tests, however this is dependent on our ability to recruit from a limited resource pool, and our ability to retain existing licensed personnel.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $554,000, or 3.9%, to $13.8 million for the first quarter 2002 from $14.3 million for the first quarter 2001. This cost reduction is a result of overall tightening of administrative and other general support expenditures during the first quarter 2002. This cost reduction is a continuation of cost reductions experienced over the second half of 2001. In addition, first quarter of 2002 included approximately $500,000 of one-time costs for the recruiting of the CEO and Vice President of Sales, costs associated with the state of California review and certain one-time receivable write-offs associated with the closure of an independent laboratory. However, first quarter of 2001 included approximately $400,000 of one-time costs for the acquisition of BBI Clinical Laboratories. As a percentage of revenue, selling, general and administrative expenses decreased to 31.5% for the quarter ended March 31, 2002 from 32.7% from the comparable prior year quarter.

Stock-Based Compensation Charges

        Stock-based compensation charges decreased from approximately $315,000 to $141,000 from the first quarter 2001 to the first quarter 2002. This increase was related to the amortization of deferred stock compensation.

Charge Related to CMS Actions

        In April 2002, we received a letter from the federal Centers for Medicare and Medicaid Services (CMS) imposing certain sanctions as a result of laboratory inspections conducted by the California Department of Health Services (CDHS). The penalties include cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day of non-compliance on or after February 22, 2002. We have recorded a charge relating to these actions of approximately $1.2 million for the first quarter 2002. On April 17, 2002, we filed an appeal to the sanctions imposed by CMS.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $1.1 million to $461,000 from the first quarter 2001 to the first quarter 2002. The decrease is due to the significant interest rate declines that occurred during 2001 which resulted in lower interest yields on our investments.

Provision for Income Taxes

        Provision for income taxes was $850,000 for the first quarter 2002 as compared to $2.4 million for the comparable prior year quarter. Our effective tax rate was 40.4% for the first quarter 2002 as compared to 41% for the first quarter 2001. The first quarter 2002 effective tax rate is consistent with the tax rate experienced for the fiscal year 2001.

Net Income

        Net income decreased by $2.1 million, or 63.1%, to $1.3 million for first quarter 2002 from $3.4 million for the comparable prior year quarter. The decrease is primarily due to increased operating costs from higher accession volumes, cost incurred to meet the state of California requirements for license review, expenses related to the recruiting of a CEO and Vice President of Sales, certain one-time receivable write-offs, expenses incurred as a result of CMS actions, a reduction of interest income due to lower interest rates, and a decrease in the average selling price. As a percentage of revenue, net income decreased to 2.9% for the quarter ended March 31, 2002 from 7.8% from the comparable prior year quarter.

EBITDA

        EBITDA decreased by $3.0 million, or 47.2%, to $3.3 million for the first quarter 2002 from $6.3 million for the comparable prior year quarter. As a percentage of net revenue, EBITDA decreased to 7.7% for the quarter ended March 31, 2002 from 14.4% for the quarter a year ago. The decrease is primarily due to increased operating costs due to higher accession volumes, cost incurred to meet the state of California requirements for license review, expenses related to the recruiting of a CEO and Vice President of Sales, certain one-time receivable write-offs, expenses incurred as a result of CMS actions and a decrease in average selling price.

Liquidity and Capital Resources

        Net cash provided by operating activities was $2.7 million in the first quarter 2002 as compared to $4.3 million for the prior year quarter. The $1.6 million decrease is primarily due to a decline in operating performance as income from operations decreased by $2.1 million.

        Investing activities in the first quarter of 2002 provided net cash of $18.3 million as we repositioned $20.0 million of short-term investments to cash and cash equivalents, partially offset by approximately $1.8 million in capital expenditures. This compares to a cash use of $48.1 million for the first quarter of 2001, as we repositioned $37.0 million of cash to short-term and long-term investments, spent $1.6 million in capital expenditures, and paid $9.5 million in cash for the acquisition of BBI Clinical Laboratories.

        Net cash provided in financing activities was $0.3 million for first quarter 2002 as compared to zero in first quarter 2001. Cash provided in the first quarter 2002 was from exercise of stock options.

        In March 2002, Specialty entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. Our lease was arranged by BNP Paribas and includes Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants. Our new facility will be leased from BNP Paribas Leasing Corporation, a substantive leasing company with assets in excess of $1.5 billion.

        Payments under the lease are based on a maximum of $60 million of construction cost of the property funded by the third-party and are adjusted as the London Interbank Offering Rate ("LIBOR") fluctuates. Under the terms of the lease agreement, the lease commences on March 28, 2002 and terminates in 6.5 years. Rent payments will commence upon our moving to the new facility which is expected to occur in the second half of 2003. Upon termination or expiration of the lease, we have the option to purchase the property for the amount financed. If we elect not to purchase the property, we may arrange the sale of the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 82% of the amount financed. We believe that any potential liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations. Upon completion of construction, we are required to provide cash equal to 20% of the outstanding loan balance as collateral to the lessor. The cash collateral is restricted from withdrawal and will be classified as restricted cash and investments in the balance sheet. Certain financial covenants are to be maintained during the entire lease term. In the event of a default under the lease, the lease could be terminated and we would be obligated to pay the residual value guarantee.

        The Financial Accounting Standards Board is evaluating existing accounting guidance involving off-balance sheet financing arrangements and is expected to issue a new interpretation in 2002. We are uncertain as to what effect, if any, the interpretation will have on the accounting for the lease of our facililty.

        In March 2002, we obtained a bank loan agreement which provides for a revolving line of credit up to $40 million subject to a borrowing base limitation of 85% of eligible accounts receivable. Borrowings are cross collateralized by substantially all of our assets and contain certain restrictive covenants, including maintenance of certain levels of financial ratios. Borrowings under this agreement bear interest at LIBOR plus a defined rate and are payable in March 2005. This new line of credit replaces our existing credit facility of $30 million. We had no borrowings under this agreement at March 31, 2002.

        Due to recent company events surrounding the actions imposed by the federal Centers for Medicare and Medicaid Services (CMS), we are currently reevaluating the lease and bank loan agreements with our banking partners to determine if any modifications need to be made to the terms and conditions of each agreement.

        We expect that existing cash and cash equivalents, short-term investments, and our new credit facility along with funds generated from operations will be sufficient to fund our operations, meet our capital requirements to support our growth, and allow strategic technology licensing and acquisitions for the next year.

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

        In June and October, 2001, we underwent unannounced inspections by the California Department of Health Services, or CDHS, representing both the State of California and acting as agent of the federal Centers for Medicare and Medicaid Services, or CMS, under CLIA-88. As a result, the laboratory was cited by CDHS with 20 deficiencies under California law and CLIA-88. A separate statement indicating 12 overlapping deficiencies under CLIA-88 was issued by CMS in February 2002 based upon the same inspections. CDHS and CMS have indicated that if we fail to correct a total of six of the deficiencies, relating primarily to personnel licensing and the enforcement of regulatory requirements, we could face monetary and other penalties, up to and including revocation of our CLIA-88 license. We submitted a response and corrective action plan to CDHS in December 2001 in response to the CDHS statement of deficiencies. A more detailed response and corrective action plan was submitted to CMS in February 2002 in response to the CMS statement of deficiencies.

        By letter dated February 28, 2002, CDHS determined that the December 2001 submission did not constitute a credible allegation of compliance. In a letter dated March 28, 2002, CDHS notified us of their intent to impose certain sanctions against us. Such sanctions include the required licensing of certain laboratory employees, random and unannounced onsite inspections, and monetary penalties. The monetary penalties are not expected to have a material affect on us. We filed supplemental documentation supporting our compliance with the applicable requirements with CDHS and the federal Centers for Medicare and Medicaid Services (CMS) on April 26, 2002. In addition, on April 26, 2002, we requested that CDHS rescind its proposed sanctions outlined in the March 28, 2002 letter based on our supplemental submission.

        By letter dated April 12, 2002, the federal Centers for Medicare and Medicaid Services (CMS) notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by the California Department of Health Services (CDHS). CMS has concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS has taken action consisting of revoking our Clinical Laboratory Improvement Act (CLIA) certificate, canceling our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day of non-compliance and imposing a directed plan of correction by which CMS may notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002. The revocation of our CLIA certificate will be stayed for the full duration of our administrative appeal, and the revocation will not become effective if we are successful in our appeal. The cancellation of Medicare and Medicaid payments is effective for services performed by us on and after February 22, 2002. While the Medicare and Medicaid billing issue is under review by CMS, we believe that this sanction should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but will instead apply only to testing for which we bill the Medicare and Medicaid programs directly. We plan to continue to perform testing on behalf of Medicare and Medicaid patients during our appeal of the CMS action. If successful in our appeal, we believe we may be eligible to receive reimbursement retroactively to the February 22, 2002 effective date. The civil money penalty of $3,000 per day applies to each day of non-compliance on or after February 22, 2002. This penalty will not be collected if we are successful on appeal. We recorded a charge in first quarter 2002 of approximately $1.2 million to reserve for Medicare and Medicaid services earned and billed but not collected and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002. However, there can be no assurance that we will win our appeal. If we do not win our appeal, we will lose our CLIA certificate and be unable to receive Medicare and Medicaid payments, which will materially affect our ability to operate our current business, if at all. In addition, any delay in granting our appeal will divert management time and resources.

        Furthermore, no assurances can be given that our facilities will pass all future inspections conducted to ensure compliance with federal or any other applicable licensure or certification laws. Any inability to comply with federal, state or other applicable regulations could result in substantial monetary penalties, suspension of Medicare payments and/or loss of licensure, certification or accreditation. In addition, substantial expenditures are required on an ongoing basis to ensure that we comply with existing regulations and to bring us into compliance with newly instituted regulations.

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

Recent activities by the federal Centers for Medicare and Medicaid Services (CMS) and the California Department of Health Services (CDHS) may adversely affect our material agreements.

        In light of the recent actions imposed by CMS and CDHS, we may be in default of certain material agreements, including the credit and various lease agreements. If we are in default of any of our material agreements, our business will be harmed. For example, if we are in default or breach of our credit or lease agreements, the lenders may require us to repay any amounts due under the credit facility and we will have to assume the costs of construction of our new facility in Valencia, California from our cash, cash equivalents or investments. We are reevaluating our material agreements to determine if any modifications need to be made to the terms and conditions of each agreement. There can be no assurance that the actions by CMS and CDHS will not affect our material agreements.

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

        The clinical laboratory industry is intensely competitive and highly fragmented. Our current competitors include large national laboratories that offer a wide test and product menu on a national scale as well as smaller niche and regional organizations. Some of our large competitors have expanded, and may continue to expand, their competitive product offerings through acquisitions. For example, Quest, the nation's leading provider of diagnostic testing and related services for the healthcare industry, recently acquired American Medical Laboratories Incorporated, a national provider of esoteric testing to hospitals and specialty physicians, and acquired Clinical Diagnostics Services, Inc., a provider of routine and esoteric testing. Quest also recently announced that it is in the process of acquiring Unilab Corporation, a leading clinical testing laboratory. Acquisitions among existing and future competitors, may emerge and they may rapidly gain greater market share. In addition, some of our customers refer assays to us that they cannot perform themselves. These customers may no longer need to refer assays to us if they develop assays similar to us through the acquisition of other esoteric laboratories. A loss of market share and customers from such acquisitions could materially adversely affect our business, financial condition, results of operations and prospects.

A significant portion of our net revenue depends on a single customer, Unilab Corporation. If our relationship with Unilab is terminated or not renewed, our business may suffer.

        For the years ended December 31, 2001 and 2000, services to Unilab Corporation accounts comprised less than 8.0% and 9.6% of our net revenue, respectively. Although we have entered into an agreement with Unilab in which it has agreed to refer to us, until the agreement expires in October 2002, at least 90% of the esoteric laboratory services it outsources each year or, in the event of a change of control of Unilab or the purchase by Unilab of a licensed clinical laboratory with a test menu materially broader than that of Unilab, at least $800,000 of esoteric laboratory services per month, there is no assurance that it will uphold this obligation. In addition, if Unilab does not renew this agreement in October 2002, it will then no longer be under any obligation to provide us with minimum assay referrals. If, for any reason, Unilab's purchase of our services were to be materially reduced or if Unilab failed to renew its contract with us in October 2002, it would decrease our net revenue.

        On April 2, 2002, Quest Diagnostics Inc. announced that they had entered into an agreement to acquire Unilab. Quest has not indicated to us any plans to alter the terms of the Unilab agreement nor have they indicated any action regarding our existing contract with Unilab which expires October 2002.

We believe that Quest will perform the majority of testing currently sent to us after the contract expires.

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

  •
  our ability, and that of our clients, to bill Medicare and Medicaid programs for our services;

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

        Our participation in group purchasing organizations constitutes one aspect of our overall strategy to attract new hospital customers. We have contracts with five group purchasing organizations: AmeriNet, Health Services Corporation of America, Managed Healthcare Associates, Novation

(formerly known as VHA) and Shared Services Healthcare. We are typically granted non-exclusive provider status under these contracts. Our contracts with our group purchasing organizations will expire at times from 2003 to 2004. On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, has discontinued its service agreement with us. The termination of the agreement is without cause and is effective on July 29, 2002. The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us. The exact consequences of the discontinuation of the agreement with Novation are difficult to predict, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services.

        For the year ended December 31, 2001, sales of our services to hospitals, which utilized the pricing structures under the Novation and AmeriNet group purchasing organization contracts, comprised approximately $40 million or approximately 24% of our net revenues, and approximately $8 million or approximately 5% of our net revenues, respectively. Sales to hospitals within the other three group purchasing organizations comprised less than 3% of our net revenues for the same period. These group purchasing organizations offer a substantial growth opportunity to gain additional revenue from existing hospital customers.

        We cannot be certain that upon the termination of our agreement with Novation or if our agreement with AmeriNet or any other group purchasing organization is terminated or not renewed, we will be able to retain any of the accounts of the participating hospitals. If any hospital customer affiliated with a group purchasing organization no longer uses our services, it will reduce our net revenue. In addition, if we are unable to attract new hospital customers because any group purchasing organization contract is terminated, it may adversely affect our ability to grow our business.

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

        In April 2002, we received a letter from the federal Centers for Medicare and Medicaid Services (CMS) imposing certain sanctions as a result of laboratory inspections conducted by the California Department of Health Services (CDHS). The penalties include cancellation of Medicare and Medicaid payments for services performed by us on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day of non-compliance on or after February 22, 2002. We have recorded a charge relating to these actions of approximately $1.2 million for the first quarter 2002. On April 17, 2002, we filed an appeal to the sanction imposed by CMS.

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

        Our principal shareholder is Specialty Family Limited Partnership, whose sole general managing partner, James B. Peter, M.D., Ph.D., is a director of the Company. Specialty Family Limited Partnership, together with Dr. Peter, currently beneficially own approximately 66% of the outstanding shares of our common stock. Accordingly, the Specialty Family Limited Partnership along with Dr. Peter will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal shareholder will also have the power to prevent or cause a change in control. The interests of this shareholder may differ from other shareholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

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

        A significant portion of our net revenue is derived from 30 assays. Net revenue from these 30 assays comprised approximately 45% of our total net revenue for the year ended December 31, 2001. In addition, only one assay, HIV Quantitation, accounted for approximately 10% of our net revenue in one of the past three years. In 2001, no assay accounted for 10% or more of our net revenue. If competing assays are introduced by competitors or demand for these assays otherwise decreases, our net revenue could decrease.

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

        Other companies or institutions engaged in assay development, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to develop, perform or sell our assays. As a result, we may be found to be, or accused of, infringing on the proprietary rights of others. For example, in response to a patent infringement allegation from Athena Diagnostics in 1997, we ceased performing an assay used to diagnose late onset Alzheimer's disease. We have received letters from Chiron Corporation in February 1998, and from the National Institute of Health in April 2000 and June 2001, claiming that some of our assays may violate their patents. The assays which may be affected by these claims comprised approximately $18 million of our net revenue for the year ended December 31, 2001. While we believe that none of these claims will have a material adverse effect on our business, there can be no assurance that there will be no adverse consequences to us. As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and intellectual property litigation could force us to do one or more of the following:

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

        The operation of our laboratories has been and may continue to be harmed by the recent terrorist attacks on the U.S. For example, transportation systems and couriers that we rely upon to receive and process specimens have been, and may in the future, be disrupted. In addition, we may experience a rise in operating costs, such as costs for transportation, courier service, insurance and security. We may also experience delays in receiving payments from payors that have been affected by the attack, which, in turn, would harm our cash flow. The U.S. economy in general may be adversely affected by the terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, revenues and costs, impede our ability to continue to grow our business and may result in the volatility of the market price of our common stock and on the future price of our common stock.

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

  •
  advance notice requirements for proposing matters that can be acted upon by shareholders at shareholder meetings; and

  •
  the ability of our board of directors to issue preferred stock without shareholder approval.

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

        At March 31, 2002, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At March 31, 2002, we had cash and cash equivalents of $36.5 million, which had a weighted average yield of 2.21% per annum. At March 31, 2002, our short-term investment balance of $1 million, consisting of corporate bond with maturity dates over 90 days and less than one year, had a weighted average yield per annum of 3.94% and an average of 26 days until maturity. At March 31, 2002, our long-term investment balance of $38.4 million consisted of corporate bonds and government securities with maturity dates beyond one year, had a weighted average yield per annum of 4.02%.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In addition to the California state and federal actions described in "Management's Discussion and Analysis of Financial Condition and Results of Operation-Recent Developments" and "Risk Factors-Our operations and facilities are subject to stringent laws and regulations and if we are unable to comply, our business may be significantly harmed", we are involved in various legal proceedings arising in the ordinary course of business.

        A former officer filed an action in federal district court against us and two of our officers alleging violations of federal and state securities laws and other causes of action in connection with the sale of our common stock by the former officer and our application of our insider trading policy. Our motion to compel arbitration was previously granted, and the matter has been submitted to binding arbitration before a former federal judge. The arbitrator granted in part our motion to dismiss, and concurrently granted leave to amend the claim. The plantiff recently filed an amended claim, and dropped one of the individual defendants from his claims. We believe the claims to be without merit and will vigorously defend this action.

        Reference is made to our Annual Report on Form 10-K filed March 13, 2002 under the heading "Legal Proceedings" for a discussion of litigation involving us and our former international operations and the receipt of letters alleging infringement of patent or other intellectual property rights.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        In March 2002, Specialty entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. Our lease was arranged by BNP Paribas and includes Union Bank, US Bank, First Union National Bank, as Co-Syndication Agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as Participants. Our new facility will be leased from BNP Paribas Leasing Corporation, a substantive leasing company with assets in excess of $1.5 billion.

        Payments under the lease are based on a maximum of $60 million of construction cost of the property funded by the third-party and are adjusted as the London Interbank Offering Rate ("LIBOR") fluctuates. Under the terms of the lease agreement, the lease commences on March 28, 2002 and terminates in 6.5 years. Rent payments will commence upon our moving to the new facility which is expected for the second half of 2003. Upon termination or expiration of the lease we have the option to purchase the property for the amount financed. If we elect not to purchase the property, we may arrange the sale of the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 82% of the amount financed. We believe that any potential liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations. Upon completion of construction, we are required to provide cash equal to 20% of the outstanding loan balance as collateral to the lessor. The cash collateral is restricted from withdrawal and will be classified as restricted cash and investments in the balance sheet. Certain financial covenants are to be maintained during the entire lease term. In the event of a default under the lease, the lease could be terminated and we would be obligated to pay the residual value guarantee.

        The Financial Accounting Standards Board is evaluating existing accounting guidance involving off-balance sheet financing arrangements and is expected to issue a new interpretation in 2002. We are uncertain as to what effect, if any, the interpretation will have on the accounting for the lease of our facility.

        In March 2002, we obtained a bank loan agreement which provides for a revolving line of credit up to $40 million subject to a borrowing base limitation of 85% of eligible accounts receivable. Borrowings are cross collateralized by substantially all of our assets and contain certain restrictive covenants, including maintenance of certain levels of financial ratios. Borrowings under this agreement bear interest at LIBOR plus a defined rate and are payable in March 2005. This new line of credit replaces our existing credit facility of $30 million. A copy of the main agreements to the credit facilities are filed herewith as Exhibits 10.1 - 10.8. A copy of the press release issued by issued by us on April 2, 2002 concerning the foregoing matter is filed herewith as Exhibit 99.1 and is incorporated herein by reference.

        On April 22, 2002, Specialty Laboratories announced that James B. Peter, M.D., Ph.D., resigned from the positions of chairman and chief executive officer. A copy of the press release issued by us on April 22, 2002 concerning the foregoing matter is filed herewith as Exhibit 99.2 and is incorporated herein by reference.

        On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, has discontinued its service agreement with us. The termination of the agreement is without cause and is effective on July 29, 2002. The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us. Although we do not anticipate a material business impact from the discontinuation, the exact consequences are difficult to predict, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services. A copy of the press release issued by us on May 1, 2002 concerning the foregoing matter is filed herewith as Exhibit 99.3 and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Reports on Form 8-K:

        A Current Report, Form 8-K, was filed on April 18, 2002 with the Commission, by the Registrant, in connection with a press release dated April 15, 2002 announcing action taken by the federal Centers for Medicare and Medicaid Services as the result of alleged non-compliance by the Registrant with requirements of the federal Clinical Laboratory Improvement Act of 1988.

(b)
Exhibits.

        The following exhibits are filed as part of, or are incorporated by reference in, this Quarterly Report.

Number	Description
10.1†	Credit Agreement, among the Registrant, BNP Paribas, as Agent and certain financial institutions, as lenders, dated March 26, 2002.
10.2†	Lease Agreement between BNP Paribas Leasing Corporation and the Registrant, dated March 26, 2002.
10.3†	Ground Lease between BNP Paribas Leasing Corporation and the Registrant, dated March 26, 2002.
10.4	Purchase Agreement between BNP Paribas Leasing Corporation and the Registrant, dated March 26, 2002.
10.5†	Construction Management Agreement between BNP Paribas Leasing Corporation and the Registrant, dated March 26, 2002.
10.6†	Pledge Agreement among BNP Paribas Leasing Corporation, BNP Paribas, as Agent, the Registrant and the participants described therein, dated March 26, 2002.
10.7	Security Agreement by the Registrant in favor of BNP Paribas, individually and as agent, dated March 26, 2002.
10.8	Form of Promissory Note by the Registrant dated March 26, 2002.
99.1	Press Release dated April 2, 2002.
99.2	Press Release dated April 22, 2002.
99.3	Press Release dated May 1, 2002.

†
Confidential treatment has been requested as to certain portions of this agreement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation
Dated: May 6, 2001	By:	/s/ DOUGLAS S. HARRINGTON
		Name:	Douglas S. Harrington
		Title:	Chief Executive Officer and Director
Dated: May 6, 2001	By:	/s/ FRANK J. SPINA
		Name:	Frank J. Spina
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1†	Credit Agreement, among the Registrant, BNP Paribas, as Agent and certain financial institutions, as lenders, dated March 26, 2002.
10.2†	Lease Agreement between BNP Paribas Leasing Corporation and the Registrant, dated March 26, 2002.
10.3†	Ground Lease between BNP Paribas Leasing Corporation and the Registrant, dated March 26, 2002.
10.4	Purchase Agreement between BNP Paribas Leasing Corporation and the Registrant, dated March 26, 2002.
10.5†	Construction Management Agreement between BNP Paribas Leasing Corporation and the Registrant, dated March 26, 2002.
10.6†	Pledge Agreement among BNP Paribas Leasing Corporation, BNP Paribas, as Agent, the Registrant and the participants described therein, dated March 26, 2002.
10.7	Security Agreement by the Registrant in favor of BNP Paribas, individually and as agent, dated March 26, 2002.
10.8	Form of Promissory Note by the Registrant dated March 26, 2002.
99.1	Press Release dated April 2, 2002.
99.2	Press Release dated April 22, 2002.
99.3	Press Release dated May 1, 2002.

†
Confidential treatment has been requested as to certain portions of this agreement.

QuickLinks

FORM 10-Q
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Specialty Laboratories, Inc. Consolidated Balance Sheets (Dollar amounts in thousands)
Specialty Laboratories, Inc. Consolidated Statements of Operations (Unaudited) (Dollar amounts in thousands except per share data)
Specialty Laboratories, Inc. Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in thousands)
SPECIALTY LABORATORIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (Unaudited) (Dollar amounts in thousands except per share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX