Form 10-Q
period 2002-06-30
SPECIALTY LABORATORIES
filed 2002-08-13
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, there were approximately 21,900,315 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.
FORM 10-Q QUARTERLY REPORT
TABLE OF CONTENTS

        This Quarterly Report on Form 10-Q, (the "Quarterly Report") includes information incorporated herein by reference and contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Quarterly Report and in filings with the Securities and Exchange Commission ("SEC") made from time to time by Specialty Laboratories, including our Registration Statement on Form S-1 declared effective on December 7, 2000, our most recent Annual Report on Form 10-K filed on March 13, 2002, and other periodic filings on Form 10-Q and Form 8-K. All forward-looking statements attributable to Specialty Laboratories are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,183	$35,055
Short-term investments	22,491	3,982
Accounts receivable, less allowance for doubtful accounts of $2,828 as of December 31, 2001 and $4,901 as of June 30, 2002	33,783	27,197
Income tax receivable	—	4,728
Deferred income taxes	1,571	1,899
Inventory	2,711	2,314
Prepaid expenses and other assets	1,785	6,035

Total current assets	77,524	81,210
Property and equipment, net	27,095	29,147
Long-term investments	37,389	32,722
Deferred income taxes	1,051	2,367
Goodwill, net	5,655	5,655
Other assets	5,274	4,705

	$153,988	$155,806

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,465	$11,691
Accrued liabilities	8,206	10,457
Income tax payable	1,117	—

Total current liabilities	18,788	22,148
Long-term liabilities	2,544	3,490
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: Authorized shares—10,000,000 Issued and outstanding shares—none	—	—
Common stock, no par value: Authorized shares—100,000,000 Issued and outstanding shares—21,473,886 as of December 31, 2001 and 21,898,168 as of June 30, 2002	96,056	99,252
Retained earnings	37,182	31,036
Deferred stock-based compensation	(726)	(250)
Accumulated other comprehensive income	144	130

Total shareholders' equity	132,656	130,168

	$153,988	$155,806

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net revenue	$45,157	$34,146	$88,979	$77,760
Costs and expenses:
Costs of services	25,519	28,487	50,053	55,316
Selling, general and administrative (exclusive of stock-based compensation charges)	14,615	14,449	28,929	28,209
Stock-based compensation charges	364	(199)	679	(58)
Restructuring charge	—	3,598	—	3,598
Charge related to regulatory matters	—	612	—	1,853

Total costs and expenses	40,498	46,947	79,661	88,918

Operating income (loss)	4,659	(12,801)	9,318	(11,158)
Interest income	(883)	(505)	(2,029)	(999)
Interest expense	40	106	78	139

Income (loss) before income taxes (benefits)	5,502	(12,402)	11,269	(10,298)
Provision for income taxes (benefits)	2,256	(5,002)	4,621	(4,152)

Net income (loss)	$3,246	$(7,400)	$6,648	$(6,146)

Basic earnings (loss) per common share	$.15	$(.34)	$.32	$(.28)
Diluted earnings (loss) per common share	$.15	$(.34)	$.30	$(.28)

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2001	2002
Operating activities
Income (loss) from operations	$6,648	$(6,146)
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities:
Depreciation and amortization	3,429	3,426
Tax benefits related to employee stock options	2,400	2,535
Deferred income taxes	1,465	(1,633)
Stock-based compensation charges	679	(58)
Loss on disposals of property and equipment	5	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(2,226)	6,586
Income tax receivable	—	(4,728)
Inventory, prepaid expenses and other assets	(58)	(3,428)
Accounts payable	1,119	2,226
Accrued liabilities	1,072	2,251
Income tax payable	(3,184)	(1,117)
Long-term liabilities	(521)	946

Net cash provided by operating activities	10,828	860
Investing activities
Cash paid for acquisition of BBI Clinical Laboratories	(9,500)	—
Purchases of property and equipment	(2,579)	(5,334)
(Purchases) sales of short-term investments	(39,668)	18,504
(Purchases) sales of long-term investments	(23,285)	4,647

Net cash (used in) provided by investing activities	(75,032)	17,817
Financing activities
Proceeds from exercise of stock options	1,318	572
Sale of common stock to employees	—	623

Net cash provided by financing activities	1,318	1,195

Net (decrease) increase in cash and cash equivalents	(62,886)	19,872
Cash and cash equivalents at beginning of period	75,604	15,183

Cash and cash equivalents at end of period	$12,718	$35,055

Supplemental disclosures of cash flow information:
Acquisition of BBI Clinical Laboratories consisted of the following:
Acquired assets	$10,148
Assumed liabilities	(648)

Total cash paid	$9,500

See accompanying notes.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

(Dollar amounts in thousands except per share data)

NOTE 1.    BASIS OF PRESENTATION

Financial Statement Preparation

        The accompanying financial statements of Specialty Laboratories, Inc. (the "Company" or "Specialty") have been prepared, without audit, in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of our financial position, results for operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year.

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

        The following unaudited pro forma information presents the consolidated results of our operations for the six months ended June 30, 2001 as if the BBICL acquisition had been consummated on January 1, 2001. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by us.

Six Months Ended June 30, 2001
Net revenue	$89,882
Net income	$6,563
Basic earnings per common share	$.31
Diluted earnings per common share	$.30

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

        Under the guidance of SFAS No. 142, we concluded that there was no impairment of goodwill for the three and six-month periods ended June 30, 2002 since our fair value exceeded the book equity value. The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provision occurred as of the beginning of the three and six-month periods ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)
As reported	$3,246	$(7,400)	$6,648	$(6,146)
Pro forma	$3,286		$6,702
Basic earnings (loss) per common share
As reported	$.15	$(.34)	$.32	$(.28)
Pro forma	$.16		$.32
Diluted earnings (loss) per common share
As reported	$.15	$(.34)	$.30	$(.28)
Pro forma	$15		$.30

Goodwill

        Goodwill related to the acquisition of BBICL is as follows:

	December 31, 2001	June 30, 2002
Goodwill	$5,882	$5,882
Less accumulated amortization (prior to adopting SFAS No. 142)	(227)	(227)

Total goodwill, net	$5,655	$5,655

Intangible Assets (included in other assets)

        Intangible assets are as follows:

	December 31, 2001	June 30, 2002
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(172)	(317)

Total intangible assets, net	$2,185	$2,040

        Under the new rules, intangible assets will continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $72,000 per quarter or $288,000 per year for the next five years.

NOTE 4.    CHARGE RELATED TO REGULATORY MATTERS

        By letter dated April 12, 2002, the federal Centers for Medicare & Medicaid Services (CMS) notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by the California Department of Health Services (CDHS). CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our Clinical Laboratory Improvement Act (CLIA) certificate, canceling our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day of non-compliance, and imposing a directed plan of correction by which CMS may notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002. On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We also will not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly. We recorded a charge in first quarter 2002 of approximately $1.2 million to reserve for Medicare and Medicaid services earned and billed and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002. During second quarter 2002, we did not recognize any net revenue related to Medicare and Medicaid services and recorded a charge of approximately $0.6 million for additional civil money penalties, costs for inspections, and incremental legal costs related to the CDHS and CMS regulatory actions.

NOTE 5.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31, 2001	June 30, 2002
Information technology equipment and systems	$25,729	$28,990
Professional equipment	11,134	11,841
Leasehold improvements	8,768	8,843
Land	8,658	8,657
Office furniture and equipment	4,199	4,223
Construction in progress	423	1,691

	58,911	64,245
Less accumulated depreciation and amortization	(31,816)	(35,098)

Total property and equipment, net	$27,095	$29,147

NOTE 6.    COMMITMENTS AND CONTINGENCIES

        In March 2002, Specialty entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. Our lease was arranged by BNP Paribas, as lessor, and includes Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants. Our new facility will be leased from BNP Paribas Leasing Corporation, a substantive leasing company with assets in excess of $1.5 billion.

        Payments under the lease are based on a maximum of $60 million of construction cost of the property funded by the third-party and are adjusted as the London Interbank Offering Rate (LIBOR) fluctuates. Under the terms of the lease agreement, the lease commenced on March 28, 2002 and terminates in 6.5 years. Rent payments will commence upon our moving to the new facility which is expected to occur in the second half of 2003. Upon termination or expiration of the lease, we have the option to purchase the property for the amount financed. If we elect not to purchase the property, we may arrange for the sale of the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 82% of the amount financed. There has been no impairment in the fair value of the property wherein we would be required to pay amounts under the residual value guarantee. We will continue to assess the fair value of the property and use for impairment on a quarterly basis. We believe that any potential liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations. Upon completion of construction, we are required to provide cash equal to 20% of the outstanding loan balance as collateral to the lessor. The cash collateral is restricted from withdrawal and will be classified as restricted cash and investments in the balance sheet. Certain financial covenants are to be maintained during the entire lease term. In the event of a default under the lease, the lease could be terminated and we would be obligated to pay the residual value guarantee.

        The Financial Accounting Standards Board is evaluating existing accounting guidance involving off-balance sheet financing arrangements and is expected to issue a new interpretation in 2002. We are uncertain as to what effect, if any, the interpretation will have on the accounting for the lease of our facility.

        In March 2002, we obtained a bank loan agreement which provides for a revolving line of credit up to $40 million subject to a borrowing base limitation of 85% of eligible accounts receivable. Borrowings are cross collateralized by substantially all of our assets and contain certain restrictive covenants, including maintenance of certain levels of financial ratios. Borrowings under this agreement bear interest at LIBOR plus a defined rate and are payable in March 2005. This new line of credit replaces our existing credit facility of $30 million. We had no borrowings under this agreement at June 30, 2002.

        Due to recent company events surrounding the sanctions imposed by CMS and the subsequent resolution of these sanctions, we are currently reevaluating the lease and bank loan agreements with our banking partners to amend the terms and conditions of each agreement. These amendments could include a reduction in the overall credit amounts, as well as other amended terms and conditions, including additional covenants. Depending on the outcome of these discussions, we may choose to terminate these agreements.

NOTE 7.    RESTRUCTURING CHARGE

        On June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. The plan involved all areas and levels of the company. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge was comprised of severance payments and related obligations for employees whose positions were eliminated, of which approximately $0.7 million was paid as of June 2002. The remaining severance costs of approximately $2.9 million will be disbursed from 2002 through 2004.

NOTE 8.    EARNINGS PER SHARE

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

        Basic and diluted earnings (loss) per share for the respective periods are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$3,246	$(7,400)	$6,648	$(6,146)
Basic earnings (loss) per common share	$.15	$(.34)	$.32	$(.28)
Diluted earnings (loss) per common share	$.15	$(.34)	$.30	$(.28)
Basic weighted average shares	21,038	21,838	20,988	21,681
Dilutive effect of outstanding stock options (1)	1,171	—	1,171	—

Diluted weighted average shares	22,209	21,838	22,159	21,681

(1)
Dilutive potential common shares are excluded from the calculation for the three and six-month periods ended June 30, 2002 diluted loss per common share because they are antidilutive.

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

        Prior to the sanctions imposed by the California Department of Health Services (CDHS) and the federal Centers for Medicare and Medicaid Services (CMS) in March and April 2002, our test menu was comprised of more than 3,200 esoteric assays. However, in order to ensure compliance with the CDHS personnel licensing requirements, we changed to using only California-licensed clinical laboratory scientists to perform clinical testing, and reorganized our test menu to focus our efforts on core assays with the greatest importance to our clients. Accordingly, we discontinued many low volume assays. Certain of these assays can be replaced by other Specialty assays or outsourced to other clinical laboratories.

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

        On February 20, 2001, we completed the acquisition of substantially all of the assets of BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of Boston Biomedica, Inc., a public company. We paid $9.5 million in cash which was accounted for as a purchase in the first quarter of 2001. The acquisition agreement provided for a reduction of the purchase price if certain performance measurements were not achieved. A subsequent evaluation of these performance measurements resulted in a return of $358,000 by BBI Clinical Laboratories to us in December 2001. BBI Clinical Laboratories, a private company founded in 1989, was a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme disease and viral hepatitis. BBI Clinical Laboratories' primary customers included hospitals, physician specialists, pharmaceutical and diagnostic companies and other clinical and research laboratories.

        In December 2001, we purchased a 13.8 acre site in Valencia, California. We are in the process of building a 195,000 square foot facility which will enable us to consolidate all of our laboratory and administrative functions in one location. Construction began during the second quarter 2002 with our move to the new facility expected to occur in the second half of 2003.

        In March 2002, we completed a $100 million financing transaction. This credit facility has two components: first, we entered into a 6.5 year lease to finance construction of our new laboratory and headquarters facility in Valencia, California, with a total cost, including financing costs, of up to $60 million, and second, we entered into a $40 million line of credit with the same lenders that provide the lease financing, with proceeds available for general corporate purposes. Prior to this transaction, we had an existing line of credit of $30 million, which was provided by Union Bank of California. Our new credit facility, arranged by BNP Paribas, includes Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants. Our new laboratory and headquarters facility will be leased from BNP Paribas Leasing Corporation, a substantive leasing company with assets in excess of $1.5 billion. Due to recent company events surrounding the sanctions imposed by CMS and the subsequent resolution of these sanctions, we are currently reevaluating the lease and bank agreements with our banking partners to amend the terms and conditions of each agreement. These amendments could include a reduction in the overall credit amounts, as well as other amended terms and conditions, including additional covenants. Depending on the outcome of these discussions, we may choose to terminate these agreements.

        By letter dated March 28, 2002, CDHS notified us of its intent to impose alternative sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited during laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law. We filed supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS on April 26, 2002. In addition, on April 26, 2002, we requested that CDHS rescind its proposed sanctions outlined in the March 28, 2002 letter based on our supplemental submission. In May and June 2002, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements. By letter dated June 28, 2002, and amended on July 18, 2002, CDHS indicated that we were in substantial compliance with California clinical laboratory law. CDHS also imposed sanctions of a civil money penalty of $1,000 per day for 344 days (i.e., $344,000), plus $20,430 for the cost of conducting their investigations, and imposed onsite monitoring for three years, including unannounced inspections. We will not appeal these imposed sanctions.

        On April 2, 2002, Quest Diagnostics Inc. announced that they had entered into an agreement to acquire Unilab Corporation. Unilab, our largest customer, comprised approximately 8% of our net revenue for the year ended December 31, 2001. Quest has not indicated to us any plans to alter the terms of the Unilab agreement however Unilab has provided us with notification of its intent not to renew the agreement which expires October 2002. We believe that Quest will perform the majority of testing currently sent to us after the contract expires.

        By letter dated April 12, 2002, CMS notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by CDHS. CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our Clinical Laboratory Improvement Act (CLIA) certificate, canceling our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day of non-compliance, and imposing a directed plan of correction by which CMS may notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002. On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We also will not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

        On April 22, 2002, James B. Peter, M.D., Ph.D., resigned from the positions of chairman and chief executive officer. On May 21, 2002, we announced that Douglas S. Harrington, M.D. was named chief executive officer. Dr. Harrington has more than 18 years of laboratory services and diagnostic devices industry experience. He served as chief executive officer with ChromaVision Medical Systems from 1996 to 2001, held various executive positions at Nichols Institute including president and laboratory director, is board certified in anatomic, clinical pathology and hematology, and is fully licensed as a Clinical Laboratory Director. Dr. Harrington has served on our board of directors since 1996. As announced on April 22, 2002, Thomas R. Testman was elected by our board of directors to serve as chairman. Mr. Testman, a retired managing partner with Ernst & Young since 1992, has served on our board of directors since 1996.

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

        On June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. The plan involved all areas and levels of the company. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge was comprised of severance payments and related obligations for employees whose positions were eliminated.

        On June 24, 2002, we announced the appointment of Terrance H. Gregg to our board of directors. Mr. Gregg, former president of Medtronic MiniMed, brings over 20 years of healthcare experience to the board. He assumes the board seat vacated by Paul F. Beyer who resigned as our president and chief operating officer as announced on June 7, 2002.

Recent Developments

        On July 23, 2002, we announced the appointment of Mark R. Willig to the position of Vice President, Sales. Mr. Willig has nearly 20 years of experience in the diagnostics and clinical reference laboratory industries, and more recently served as Vice President of Sales at Myriad Genetics from 1997 until joining Specialty.

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

        Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid. Billings for services under third-party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. Adjustments to the estimated payment amounts based on final settlement with the third-party payor programs are recorded upon settlement. During second quarter of 2002, we did not recognize any net revenue related to Medicare and Medicaid services; this is a result of CMS canceling our approval to receive Medicare and Medicaid payments for services performed during the sanction period of February 22, 2002 through June 19, 2002.

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

        We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors. Based on the number of outstanding options granted as of June 30, 2002, we expect to amortize approximately $250,000 of deferred stock-based compensation in future periods. We expect to amortize this deferred stock-based compensation approximately as follows: $125,000 during the remainder of 2002, $110,000 during 2003, and $15,000 during 2004. We anticipate that the exercise price of the majority of stock options granted in the future will be at the market price of our common stock on the date of grant, and therefore no deferred stock-based compensation will result from these grants.

Goodwill and Intangible Assets

        We allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets include customer lists and are amortized evenly over 10 years.

        In January 1, 2002, we adopted the Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We applied an undiscounted cash flow model to assess the fair value of our Company, which did not result in the recognition of goodwill impairment. We concluded that there was no impairment of goodwill for the three and six-month periods ended June 30, 2002 since our fair value exceeded the book equity value.

Results of Operations

        The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations for the three and six-months ended June 30, 2001 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	56.5	83.4	56.3	71.1
Selling, general and administrative (exclusive of stock-based compensation charges)	32.4	42.3	32.5	36.3
Restructuring charge	—	10.5	—	4.6
Charge related to regulatory matters	—	1.8	—	2.4
Operating income (loss)	10.3	(37.5)	10.5	(14.3)
Income (loss) before income taxes (benefits)	12.2	(36.3)	12.7	(13.2)
Net income (loss)	7.2	(21.7)	7.5	(7.9)

Quarter Ended June 30, 2002 Compared with Quarter Ended June 30, 2001

Net Revenue

        Net revenue decreased approximately $11.1 million, or 24.4%, to $34.1 million for the quarter ended June 30, 2002 from $45.2 million for the quarter ended June 30, 2001. The decline in revenues in the second quarter of 2002 as compared to the year ago quarter resulted primarily from a reduction in testing volumes coupled with a decline in the aggregate average selling price and were further impacted by the loss of Medicare and Medicaid revenue. Testing volumes declined by approximately 6% over the second quarter of 2001 resulting in total accessions for the second quarter of 2002 of approximately 740,000. Importantly, this reflects a sequential decline from the first quarter of 2002 of nearly 11%. The volume decline is primarily the result of client uncertainty concerning the regulatory actions and resulted in a net revenue decline of approximately $4.7 million. We experienced a year-over-year reduction of approximately 13.9% in the aggregate average selling price due to our continued client mix-shift and the reduction in independent laboratory business. During the second quarter of 2002, we continued to perform testing for patient-beneficiaries of Medicare and Medicaid, despite the fact that under the federal Centers for Medicare and Medicaid Services (CMS) sanctions, we were not permitted to bill for such services while the sanctions were in effect. During second quarter 2002, approximately $2.3 million of net revenue was not recognized due to the lack of billing rights for Medicare and Medicaid services. In the third quarter of 2002, with the resolution of CMS, we will be able to recognize Medicare and Medicaid net revenues for service performed in the quarter, but we expect total accessions to decline further, and be below 690,000 for the third quarter of 2002.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased approximately $3.0 million, or 11.6% to $28.5 million for the second quarter 2002 from $25.5 million for the comparable prior year quarter. The increase was a result of operational changes implemented during the quarter to ensure compliance with personnel licensing and other regulatory requirements. Among these operational changes was an increase of outsourced testing, adding over $2.1 million in cost to the second quarter 2002 as compared to the prior year's second quarter. Additionally, this restructuring adds approximately $350,000 per quarter of incremental ongoing costs due to the increased cost of using only California licensed personnel for test procedures. Second quarter 2002 costs were further impacted by increased costs to hire, train and certify new personnel and by lower productivity rates from these operational changes. Approximately $300,000 of one-time costs were incurred associated with the subleasing of our Memphis facility for the period July 1, 2002 through September 14, 2007. As we hire additional California licensed personnel, we expect to reduce the amount of outsourced tests over the remainder of the year, however this is dependent on our ability to recruit from a limited resource pool of licensed scientists, and our ability to retain existing licensed personnel. As a percentage of revenue, cost of services increased to 83.4% for the quarter ended June 30, 2002 from 56.5% from the comparable prior year quarter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses (S,G&A) decreased approximately $166,000, or 1.1%, to $14.4 million for the second quarter 2002 from $14.6 million for the second quarter 2001. This decrease resulted primarily from the approximately $400,000 of additional costs incurred from the comparable prior year quarter for the operation of BBI Clinical Laboratories facility in Connecticut, in which we ceased operations last year. This decrease is somewhat offset by the approximately $200,000 increase in sales and marketing expenses related to the retention of our customer base which includes communication programs and trade shows. While we expect our management and operational restructuring and reduction in workforce to result in a reduction of S,G&A costs in the second half of 2002, the cost reduction will be offset somewhat by increased insurance costs and increased expenditures to retain customers. As a percentage of revenue, selling, general and administrative expenses increased to 42.3% for the quarter ended June 30, 2002 from 32.4% from the comparable prior year quarter.

Stock-Based Compensation Charges

        Stock-based compensation charges decreased from approximately $364,000 for the second quarter 2001 to $(199,000) for the second quarter 2002. This decrease was primarily due to forfeited stock options resulting from the second quarter 2002 reduction in workforce offset by the amortization of deferred stock-based compensation.

Restructuring Charge

        On June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge was comprised of severance payments and related obligations for employees whose positions were eliminated, of which approximately $0.7 million was paid as of June 2002. The remaining severance costs of approximately $2.9 million will be disbursed from 2002 through 2004.

Charge Related to Regulatory Matters

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by the California Department of Health Services (CDHS) in June and October 2001. The sanctions included cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day of non-compliance on or after February 22, 2002. On July 17, 2002 we were informed by CMS that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002 and that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002. In addition, the July 17 letter from CMS notified us of a civil money penalty of $3,000 per day for each day of non-compliance from February 22, 2002 through June 19, 2002. In order to facilitate an immediate resolution with CMS, we elected to withdraw our appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We also will not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. In second quarter 2002, we recorded a charge of approximately $612,000 for the regulatory fines, inspection costs and incremental legal expenses related to the CDHS and CMS regulatory actions.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $843,000 to $399,000 from the second quarter 2001 to the second quarter 2002, respectively. The decrease was primarily due to the significant interest rate declines that occurred during 2001, resulting in lower interest yields on our investments.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) reflect a tax benefit of approximately $5.0 million for the second quarter 2002 as compared to a $2.3 million tax expense for the comparable prior year quarter. Our effective tax rate was 40.3% for the second quarter 2002 as compared to 41.0% for the second quarter 2001.

Net Income (Loss)

        A net loss of $7.4 million was recorded for the second quarter of 2002 compared to net income of $3.2 million for the comparable prior year quarter. This resulted in a decrease of approximately $10.6 million. The decrease is primarily due to significant one-time charges including severance costs, lost Medicare and Medicaid profits and regulatory measures including fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions totaling approximately $6.8 million. In addition, these results reflect the impact of lower accession volumes, and the impact of increased send-outs. As a percentage of net revenue, a net loss of 21.7% was recorded for the quarter ended June 30, 2002 as compared to net income of 7.2% from the comparable prior year quarter.

EBITDA

        EBITDA reflected a loss of approximately $11.1 million for the second quarter 2002 as compared to earnings of $6.4 million for the comparable prior year quarter, reflecting a decrease of approximately $17.5 million. As a percentage of net revenue, EBITDA decreased to a loss of 32.4% for the quarter ended June 30, 2002 from earnings of 14.2% for the quarter a year ago. The decrease is primarily due to significant one-time charges including severance costs, lost Medicare and Medicaid profits and regulatory measures including fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions totaling approximately $6.8 million. In addition, these results reflect the impact of lower accession volumes, and the impact of increased send-outs.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net Revenue

        Net revenue decreased approximately $11.2 million, or 12.6%, to $77.8 million for the six months ended June 30, 2002 from $89.0 million for the six months ended June 30, 2001. Revenues for the current six month period were impacted by the decline in aggregate average selling price and the loss of Medicare and Medicaid revenue. Testing volumes for the first six months of 2002 remained basically flat when compared to the prior year period. We experienced a decline of approximately 14.1% in the aggregate average selling price for the first half of 2002 as compared to the first half of 2001. This decline in aggregate average selling price was due to our continued client mix-shift and the reduction in independent laboratory business. We continued to perform testing for patient-beneficiaries of Medicare and Medicaid, despite the fact that, under CMS sanctions, we were not permitted to bill for such services while the sanctions were in effect. During the six months ended June 30, 2002, approximately $2.5 million of net revenue was recorded for Medicare and Medicaid services in the first quarter of 2002, with approximately $1.1 million recorded from February 22, 2002, the effective date of the CMS actions, through March 31, 2002. The $1.1 million of net revenues were fully reserved during the first quarter of 2002 as described below in the section "Charge Related to Regulatory Matters". For the period of April 1, 2002 through June 30, 2002, approximately $2.3 million of net revenue was not recognized due to the lack of billing rights for Medicare and Medicaid services.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $5.3 million, or 10.5%, to $55.3 million for the first six months of 2002 from $50.1 million for the comparable prior year period. The increase was a result of operational changes implemented during the six months ended 2002 to ensure compliance with personnel licensing and other regulatory requirements. Among these operational changes was an increase of outsourced testing, adding over $2.1 million in cost to the period ended June 30, 2002 as compared to the prior year period. Additionally, this restructuring adds approximately $350,000 per quarter of incremental ongoing costs due to the increased cost of using only California licensed personnel for test procedures. Additional costs of approximately $1.1 million were incurred to meet state of California requirements for licensed personnel and approximately $300,000 of one-time costs were incurred associated with the subleasing of our Memphis facility for the period July 1, 2002 through September 14, 2007. As we hire additional California licensed personnel, we expect to reduce the amount of outsourced tests over the remainder of the year, however this is dependent on our ability to recruit from a limited resource pool of licensed scientists, and our ability to retain existing licensed personnel. As a percentage of revenue, cost of services increased to 71.1% for the six months ended June 30, 2002 from 56.3% from the comparable prior year period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses (S,G&A) decreased $720,000, or 2.5%, to $28.2 million for the first six months of 2002 from $28.9 million for the first six months of 2001. This decrease is due primarily to the approximately $1.0 million of costs incurred during the first six months of 2001 for the acquisition and operation of BBI Clinical Laboratories facility in Connecticut, in which we ceased operations last year. While we expect our management and operational restructuring and reduction in workforce to result in a reduction of S,G&A costs in the second half of 2002, the cost reduction will be offset somewhat by increased insurance costs and increased expenditures to retain customers. As a percentage of revenue, selling, general and administrative expenses increased to 36.3% for the first six months of 2002 as compared to 32.5% for the same period last year.

Stock-Based Compensation Charges

        Stock-based compensation charges decreased from approximately $679,000 recorded in the first six months of 2001 to approximately $(58,000) recorded in the first six months of 2002. This decrease was primarily due to forfeited stock options resulting from the second quarter 2002 reduction in workforce offset by amortization of deferred stock compensation.

Restructuring Charge

        On June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge was comprised of severance payments and related obligations for employees whose positions were eliminated, of which approximately $0.7 million was paid as of June 2002. The remaining severance costs of approximately $2.9 million will be disbursed from 2002 and 2004.

Charge Related to Regulatory Matters

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by CDHS in June and October 2001. The sanctions included cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day of non-compliance on or after February 22, 2002. On July 17, 2002 we were informed by CMS that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002 and that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002. In addition, the July 17 letter from CMS notified us of a civil money penalty of $3,000 per day for each day of non-compliance from February 22, 2002 through June 19, 2002. In order to facilitate an immediate resolution with CMS, we elected to withdraw our appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We also will not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. We have recorded a charge relating to these actions of approximately $1.9 million for the six months ended 2002. This $1.9 million charge is comprised of $1.1 million to reserve for Medicare and Medicaid services earned and billed for the period of February 22, 2002 to March 31, 2002 with the remaining balance for regulatory fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $2.0 million to $860,000 from the six months ended 2001 to the six months ended 2002. The decrease is primarily due to the significant interest rate declines that occurred during 2001, resulting in lower interest yields on our investments.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) was approximately a $4.2 million benefit for the first six months of 2002 as compared to $4.6 million in expense for the comparable prior year period. Our effective tax rate was approximately 40.3% for the first six months of 2002 as compared to 41.0% for the first six months of 2001.

Net Income (Loss)

        We recorded a net loss of $6.1 million for the first six months of 2002 compared to net income of $6.6 million for the comparable prior year period. This resulted in a decrease of approximately $12.7 million. The decrease is primarily due to significant one-time charges including severance costs, the loss of Medicare and Medicaid profits, and regulatory measures including fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions, totaling approximately $6.8 million for the six months ended June 30, 2002. In addition, these results reflect the impact of increased send-outs totaling approximately $2.1 million for the first six months of 2002. This decrease is also related to our year-over-year reduction of approximately 14.1% in the aggregate average selling price. As a percentage of net revenue, a net loss of 7.9% was recorded for the six months ended June 30, 2002 as compared to net income of 7.5% for the comparable prior year period.

EBITDA

        EBITDA reflected a loss of $7.7 million for the first six months of 2002 as compared to earnings of $12.7 million for the comparable prior year period. As a percentage of net revenue, EBITDA decreased to a loss of 9.9% for the six months ended June 30, 2002 from 14.3% for the comparable prior year period. The decrease is primarily due to significant one-time charges including severance costs, lost earnings of Medicare and Medicaid profits, and regulatory measures including fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions, totaling approximately $6.8 million for the six months ended June 30, 2002. In addition, these results reflect the impact of increased send-outs totaling approximately $2.1 million for the first six months of 2002. This decrease is also related to our year-over-year reduction of approximately 14.1% in the aggregate average selling price.

Liquidity and Capital Resources

        Net cash provided by operating activities was $860,000 in the first six months 2002 as compared to $10.8 million for the prior year period. For the first six months of 2002, the company experienced a loss from operations of $6.1 million. The decline is partially offset by $6.6 million of cash provided by accounts receivable collections as receivables were reduced consistent with the decline in revenue. In addition, accounts payable provided $2.2 million primarily due to an increase in payables due to our increase in outsourced testing, and an increase in accrued and long-term liabilities provided $3.2 million, primarily the result of remaining severance payments to be disbursed from 2002 through 2004. These amounts were offset by cash uses for prepaid assets of $3.4 million primarily due to interim payments we made on our new facility construction, and an increase in our tax benefits, as reflected in income tax receivable of $4.7 million, related to the operating loss recorded.

        Investing activities in the six months ended June 30, 2002 provided net cash of $17.8 million as we repositioned approximately $23.1 million of short-term and long-term investments to cash and cash equivalents, partially offset by approximately $5.3 million in capital expenditures. This represents a $2.7 million increase in capital expenditures from the first six months of 2001, and relates, primarily, to $1.25 million for the upgrade of our information technology infrastructure and the move of our data center to a third party location which will be completed by year end 2002. In addition, first half of 2002 expenditures consisted of approximately $700,000 for laboratory automation, and approximately $300,000 for our new facility relocation. This compares to a cash use of $75.0 million for the first six months of 2001, as we repositioned approximately $63 million of cash to short-term and long-term investments and paid $9.5 million in cash for the acquisition of BBI Clinical Laboratories.

        Net cash provided by financing activities was $1.2 million for the first six months ended June 30, 2002 as compared to $1.3 million for the first six months 2001. Cash provided in the first six months of 2002 was from the exercise of stock options and the sale of common stock to employees through the Employee Stock Purchase Plan.

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

        Payments under the lease are based on a maximum of $60 million of construction cost of the property funded by the third-party and are adjusted as the London Interbank Offering Rate (LIBOR) fluctuates. Under the terms of the lease agreement, the lease commenced on March 28, 2002 and terminates in 6.5 years. Rent payments will commence upon our moving to the new facility which is expected to occur in the second half of 2003. Upon termination or expiration of the lease, we have the option to purchase the property for the amount financed. If we elect not to purchase the property, we may arrange the sale of the facility to one or more third parties and have guaranteed to the lessor a residual value equal to approximately 82% of the amount financed. There has been no impairment in the fair value of the property wherein we would be required to pay amounts under the residual value guarantee. We will continue to assess the fair value of the property and use for impairment on a quarterly basis. We believe that any potential liability relating to the residual value guarantee will not have a material adverse effect on our financial condition or results of operations. Upon completion of construction, we are required to provide cash equal to 20% of the outstanding loan balance as collateral to the lessor. The cash collateral is restricted from withdrawal and will be classified as restricted cash and investments in the balance sheet. Certain financial covenants are to be maintained during the entire lease term. In the event of a default under the lease, the lease could be terminated and we would be obligated to pay the residual value guarantee.

        The Financial Accounting Standards Board is evaluating existing accounting guidance involving off-balance sheet financing arrangements and is expected to issue a new interpretation in 2002. We are uncertain as to what effect, if any, the interpretation will have on the accounting for the lease of our facility.

        In March 2002, we obtained a bank loan agreement which provides for a revolving line of credit up to $40 million subject to a borrowing base limitation of 85% of eligible accounts receivable. Borrowings are cross collateralized by substantially all of our assets and contain certain restrictive covenants, including maintenance of certain levels of financial ratios. Borrowings under this agreement bear interest at LIBOR plus a defined rate and are payable in March 2005. This new line of credit replaces our existing credit facility of $30 million. We had no borrowings under this agreement at June 30, 2002.

        Due to recent company events surrounding the actions imposed by CMS and the subsequent resolution of these sanctions, we are currently reevaluating the lease and bank loan agreements with our banking partners to amend the terms and conditions of each agreement. These amendments could include a reduction in the overall credit amounts, as well as other amended terms and conditions, including additional covenants. Depending on the outcomes of these discussions, we may choose to terminate these agreements.

        Our cash and cash equivalents combined with short-term and long-term investments totaled approximately $71.8 million at June 30, 2002 as compared to $75.7 million at June 30, 2001. Our investments, accounting for $36.7 million, are primarily in commercial paper, corporate bonds, and government securities. We expect that existing cash and cash equivalents, short-term investments, along with funds generated from operations will be sufficient to fund our operations, meet our capital requirements to support our growth, and allow strategic technology licensing and acquisitions for the next year.

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

Federal and State Clinical Laboratory Licensing

        The operations of our clinical laboratory are subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). For certification under CLIA, laboratories such as ours must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Since we perform patient testing from all states, our laboratory is also subject to strict regulation by California, New York and various other states. We are accredited by the College of American Pathologists, a private accrediting agency, and therefore are subject to their requirements and evaluation. Our failure to comply with CLIA, state or other applicable requirements could result in various penalties, including restrictions on tests which the laboratory may perform, substantial civil monetary penalties, imposition of specific corrective action plans, suspension of Medicare payments and/or loss of licensure, certification or accreditation. Such penalties could result in our being unable to continue performing laboratory testing. Compliance with such standards is verified by periodic inspections and requires participation in proficiency testing programs.

        In June and October, 2001, we underwent unannounced inspections by the California Department of Health Services, or CDHS, representing both the State of California and acting as agent of the federal Centers for Medicare and Medicaid Services, or CMS, under CLIA. As a result, the laboratory was cited by CDHS with 20 deficiencies under California law and CLIA. A separate statement indicating 12 overlapping deficiencies under CLIA was issued by CMS in February 2002 based upon the same inspections. We submitted a response and corrective action plan to CDHS in December 2001 in response to the CDHS statement of deficiencies. A more detailed response and corrective action plan was submitted to CMS in February 2002 in response to the CMS statement of deficiencies.

        By letter dated March 28, 2002, CDHS notified us of its intent to impose alternative sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited during laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law.

        By letter dated April 12, 2002, CMS notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by CDHS. CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our CLIA certificate, canceling our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day of non-compliance, and imposing a directed plan of correction by which CMS may notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002.

        We filed supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS on April 26, 2002. In addition, on April 26, 2002, we requested that CDHS rescind its proposed sanctions outlined in the March 28, 2002 letter based on our supplemental submission. In May and June 2002, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements. By letter dated June 28, 2002, and amended on July 18, 2002, CDHS indicated that we were in substantial compliance with California clinical laboratory law. CDHS also imposed sanctions of a civil money penalty of $1,000 per day for 344 days (i.e., $344,000), plus $20,430 for the cost of conducting their investigations, and imposed onsite monitoring for three years, including unannounced inspections. We will not appeal these imposed sanctions.

        On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's right to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We also will not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

        We will be subject to additional future inspections. No assurances can be given that our facilities will pass all future inspections conducted to ensure compliance with federal or any other applicable licensure or certification laws. Any inability to comply with federal, state or other applicable regulations could result in substantial monetary penalties, suspension of Medicare payments and/or loss of licensure, certification or accreditation, and could divert a substantial amount of management's time and resources. In addition, substantial expenditures are required on an ongoing basis to ensure that we comply with existing regulations and to bring us into compliance with newly instituted regulations.

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

Our accessions have declined and may continue to decline.

        Because of uncertainty surrounding the sanctions imposed by CMS, questions about our client's ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing. As a result, our total accessions dropped to approximately 740,000 for the second quarter of 2002. We expect our total accessions to decline to below 690,000 for the third quarter of 2002. While we expect accession volumes will stop declining, and will begin to grow again following the announced resolution of our regulatory issues with CMS, due to the potential of continued uncertainty for our clients and the expected loss of Unilab business, we cannot provide any assurances that our clients will resume sending us specimens for testing, nor can we provide assurances that our accessions will stop declining or begin to increase again.

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

        On April 2, 2002, Quest Diagnostics Inc. announced that they had entered into an agreement to acquire Unilab. Quest has not indicated to us any plans to alter the terms of the Unilab agreement, however Unilab has provided us with notification of its intent not to renew the agreement, which expires in October 2002. We believe that Quest will perform the majority of testing currently sent to us after the contract expires.

Recent sanctions by the federal Centers for Medicare and Medicaid Services (CMS) and the California Department of Health Services (CDHS) may adversely affect our material agreements.

        In light of the recent actions imposed by CMS and CDHS, we may be in default of certain material agreements, including the credit and various lease agreements. If we are in default of any of our material agreements, our business will be harmed. For example, if we are in default or breach of our credit or lease agreements, the lenders may require us to repay any amounts due under the credit facility and we will have to assume the costs of construction of our new facility in Valencia, California from our cash, cash equivalents or investments. We are currently reevaluating our lease and bank loan agreements with our banking partners to amend the terms and conditions of each agreement. These amendments could include a reduction in overall credit amounts, as well as other amended terms and conditions, including additional covenants. Depending on the outcome of these discussions, we may choose to terminate these agreements. There can be no assurance that the actions by CMS and CDHS will not affect our material agreements.

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

        The clinical laboratory industry is intensely competitive and highly fragmented. Our current competitors include large national laboratories that offer a wide test and product menu on a national scale as well as smaller niche and regional organizations. Some of our large competitors have expanded, and may continue to expand, their competitive product offerings through acquisitions. For example, Quest, the nation's leading provider of diagnostic testing and related services for the healthcare industry, recently acquired American Medical Laboratories Incorporated, a national provider of esoteric testing to hospitals and specialty physicians, and acquired Clinical Diagnostics Services, Inc., a provider of routine and esoteric testing. Quest also recently announced that it is in the process of acquiring Unilab Corporation, a leading clinical testing laboratory. Acquisitions among existing and future competitors may emerge and they may rapidly gain greater market share. In addition, some of our customers refer assays to us that they cannot perform themselves. These customers may no longer need to refer assays to us if they develop assays similar to us through the acquisition of other esoteric laboratories. A loss of market share and customers from such acquisitions could materially adversely affect our business, financial condition, results of operations and prospects.

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

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by CDHS in June and October 2001. The penalties include cancellation of Medicare and Medicaid payments for services performed by us on and after February 22, 2002. On April 17, 2002, we filed an appeal to the sanction imposed by CMS. On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We will also not challenge CMS' imposition of a monetary fine of $351,000. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly. However, we can provide no assurances that the CMS will not seek to prevent our clients from being reimbursed for services we performed during the period from February 22, 2002 through June 19, 2002.

If we lose key personnel or cannot recruit additional personnel, our business may suffer.

        We depend substantially on the continued services and performance of our senior management, particularly Douglas S. Harrington, M.D., our chief executive officer and laboratory director, and certain other key personnel. The loss of the services of any of these executive officers or other key employees could hurt our business.

        We have employment agreements with many of our executive officers, including Dr. Harrington. However, most members of our current senior management group have been recruited and hired over the past 2 years. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us.

        Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer personnel, including California licensed laboratory scientists. Competition for such personnel is intense. We may not be able to attract, assimilate or retain sufficient qualified personnel. In particular, we may encounter difficulties in attracting a sufficient number of qualified California licensed laboratory scientists. The failure to retain and attract necessary personnel could hurt our business and impair our growth strategy. Additionally, we may not be able to retain and attract necessary highly skilled technical, managerial, marketing and customer personnel at our planned new laboratory and operational headquarters facility in Valencia, California, which is approximately 30 miles from our current location in Santa Monica, California.

Our stock price is likely to be volatile and could drop unexpectedly.

        The price at which our common stock will trade is likely to be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory, biotechnology and other healthcare service companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. As previously announced, such securities claims were filed against us in May and June of 2002. Litigation of this type is often expensive and diverts management's attention and resources, and we can provide no assurances that we will be successful in defending these actions.

        For a more detailed description of the purported class-action securities claims recently filed against us, please see "Legal Proceedings"

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

        Legislation governing the dissemination and use of medical information is continually being proposed at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, requires the Secretary of Health and Human Services (HHS) to develop regulations to protect the security and privacy of individually identifiable health information that is electronically transmitted or received. In November 1999, the Secretary of HHS published proposed regulations under the HIPAA that would protect the privacy of individually identifiable health information that is transmitted or received electronically. Prior to that, the Secretary of HHS published proposed regulations relating to security of individually identifiable health information. When and if the security regulation becomes final, and if the privacy regulation is not modified by HHS or invalidated by Congress under the Congressional Review Act, then they will require that holders or users of electronically transmitted patient health information implement measures to maintain the security and privacy of such information. Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable. Physicians and other persons providing patient information to us are also required to comply with these laws and regulations. If a patient's privacy is violated, or if we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties.

        The commercialization of our Internet products including Outreach Express™, DataPassportMD™, and DataPassport Clinical Trials™ is strictly governed by state and federal laws and regulations, including the new and proposed regulations under HIPAA. We have implemented encryption technology to protect patient medical information, however, use of encryption technology does not guarantee the privacy and security of confidential information. We believe that we are in material compliance with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data.

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

        Some of our network servers are located at a third party web hosting company, Exodus Communications, in El Segundo, California. Exodus Communications filed for Chapter 11 bankruptcy protection in September of 2001, and certain assets of Exodus have apparently been acquired by Cable & Wireless plc. While the server hosting operations have so far continued uninterrupted, and not yet affected any of our operations, we are in the process of changing our network server hosting service to another provider. We expect to complete the move to another provider sometime in the second half of 2002.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents and interest expense on our existing line of credit. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

        At June 30, 2002, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At June 30, 2002, we had cash and cash equivalents of $35.1 million, which had a weighted average yield of 1.94% per annum. At June 30, 2002, our short-term investment balance of $4.0 million, consisting of commercial paper with maturity dates over 90 days and less than one year, had a weighted average yield per annum of 2.21% and an average of 89 days remaining until maturity. At June 30, 2002, our long-term investment balance of $32.7 million consisted of corporate bonds and government securities with maturity dates beyond one year, had a weighted average yield per annum of 3.97%.

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

        In May and June, 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California. The lawsuits purport to state claims on behalf of the same alleged class of investors who bought our stock in the open market between December 8, 2000 and April 10, 2002 ("Class Period"). The lawsuits allege that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuits allege, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare and Medicaid Services, and also allege that our earnings were materially overstated. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. The cases are in their very early stages, and we expect that they will be consolidated under a single amended complaint. We have provided notice to our directors and officers insurers, and believe that we have insurance applicable to defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend the lawsuits vigorously.

        Reference is made to our Annual Report on Form 10-K filed March 13, 2002 and Form 10-Q filed May 7, 2002 under the heading "Legal Proceedings" for a discussion of litigation involving us and our former international operations and the receipt of letters alleging infringement of patent or other intellectual property rights.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on May 9, 2002. The matters voted on at the annual meeting and the tabulation of votes on such matters are as follows:

(a)
Election to the Company's Board of Directors:

        The following nine directors were elected for a one-year term.

	Number Voting	For	Against or Withheld
James B. Peter, M.D., Ph.D.	20,591,428	20,568,412	23,016
Paul F. Beyer	20,591,428	20,463,418	128,010
Deborah A. Estes	20,591,428	20,569,379	22,049
Richard E. Belluzzo	20,591,428	20,569,186	22,242
Douglas S. Harrington, M.D.	20,591,428	20,569,626	21,802
Thomas R. Testman	20,591,428	20,559,266	32,162
William J. Nydam	20,591,428	20,568,911	22,517
John C. Kane	20,591,428	20,569,311	22,117
Nancy-Ann DeParle	20,591,428	20,569,311	22,117
(b)
To ratify the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 2002.

        The shareholders ratified the reappointment of Ernst & Young LLP as the Company's independent public accountants, by the following vote:

Number Voting	For	Against	Abstained
20,591,428	20,254,051	336,984	393

ITEM 5.    OTHER INFORMATION

        On July 23, 2002, Specialty Laboratories announced the appointment of Mark R. Willig to the position of Vice President, Sales. A copy of the press release issued by us on July 23, 2002 concerning the foregoing matter is filed herewith as Exhibit 99.7 and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

        The following exhibits are filed as part of, or are incorporated by reference in, this Quarterly Report.

Number	Description
10.1†*	Purchase and License Agreement dated June 20, 2000 with Sequenom, Inc.
10.2	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.
10.3	Paul F. Beyer severance agreement dated June 6, 2002.
10.4	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.
10.5	Shoji Maruyama severance agreement dated June 11, 2002.
99.1	Press Release dated April 2, 2002.
99.2	Press Release dated April 22, 2002.
99.3	Press Release dated May 1, 2002.
99.4**	California Department of Health Services Letter dated June 28, 2002.
99.5***	Centers for Medicare and Medicaid Services Letter dated July 17, 2002.
99.6	California Department of Health Services Letter dated July 18, 2002.
99.7	Press Release dated July 23, 2002.

†
Confidential treatment has been requested as to certain portions of this agreement.

*
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed September 12, 2000, as amended.

**
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 8-K declared effective on July 3, 2002 (File No. 001-16217).

***
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 8-K declared effective on July 19, 2002 (File No. 001-16217).

(b)
Reports on Form 8-K:

        A Current Report, Form 8-K, was filed on April 18, 2002 with the SEC, by the Registrant, in connection with a press release dated April 15, 2002 announcing action taken by the federal Centers for Medicare and Medicaid Services as the result of alleged non-compliance by the Registrant with requirements of the federal Clinical Laboratory Improvement Act of 1988.

        A Current Report, Form 8-K, was filed on May 17, 2002 with the SEC, by the Registrant, in connection with a press release dated May 17, 2002 announcing that a lawsuit against the Registrant and several of its officers and directors had been filed in the United States District Court for the Central District of California by Milberg Weiss Bershad Hynes & Lerach LLP.

        A Current Report, Form 8-K, was filed on May 21, 2002 with the SEC, by the Registrant, in connection with a press release dated May 21, 2002 announcing that Douglas S. Harrington, M.D. had been named chief executive officer.

        A Current Report, Form 8-K, was filed on June 14, 2002 with these, by the Registrant, in connection with a press release dated June 7, 2002 announcing that Paul F. Beyer had resigned as President and Chief Operating Officer.

        A Current Report, Form 8-K, was filed on June 20, 2002 with the SEC, by the Registrant, in connection with a press release dated June 18, 2002 announcing a reduction in workforce totaling approximately 10% as part of an overall restructuring plan.

        A Current Report, Form 8-K, was filed on June 27, 2002 with the SEC, by the Registrant, in connection with a press release dated June 24, 2002 announcing the appointment of Terrance H. Gregg to the Registrant's Board of Directors.

        A Current Report, Form 8-K, was filed on July 3, 2002 with the SEC, by the Registrant, in connection with a press release dated July 3, 2002 announcing that the California Department of Health Services had found the Registrant to be in substantial compliance with California clinical laboratory law.

        A Current Report, Form 8-K, was filed on July 19, 2002 with the SEC, by the Registrant, in connection with a press release dated July 17, 2002 announcing that the federal Centers for Medicare and Medicaid Services had found the Registrant to be in compliance with all condition level requirements of the federal Clinical Laboratory Improvements Act as of June 19, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation
Dated: August 13, 2002	By:	/s/ DOUGLAS S. HARRINGTON
		Name:	Douglas S. Harrington
		Title:	Chief Executive Officer and Director
Dated: August 13, 2002	By:	/s/ FRANK J. SPINA
		Name:	Frank J. Spina
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1†*	Purchase and License Agreement dated June 20, 2000 with Sequenom, Inc.
10.2	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.
10.3	Paul F. Beyer severance agreement dated June 6, 2002.
10.4	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.
10.5	Shoji Maruyama severance agreement dated June 11, 2002.
99.1	Press Release dated April 2, 2002.
99.2	Press Release dated April 22, 2002.
99.3	Press Release dated May 1, 2002.
99.4**	California Department of Health Services Letter dated June 28, 2002.
99.5***	Centers for Medicare and Medicaid Services Letter dated July 17, 2002.
99.6	California Department of Health Services Letter dated July 18, 2002.
99.7	Press Release dated July 23, 2002.

†
Confidential treatment has been requested as to certain portions of this agreement.

*
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed September 12, 2000, as amended.

**
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 8-K declared effective on July 3, 2002 (File No. 001-16217).

***
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 8-K declared effective on July 19, 2002 (File No. 001-16217).

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
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