Form 10-Q
period 2002-09-30
SPECIALTY LABORATORIES
filed 2002-10-30
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 28, 2002, there were approximately 21,947,223 shares of Common Stock outstanding, no par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,183	$33,858
Short-term investments	22,491	—
Accounts receivable, less allowance for doubtful accounts of $2,828 as of December 31, 2001 and $4,120 as of September 30, 2002	33,783	25,445
Income tax receivable	—	6,236
Deferred income taxes	1,571	2,412
Inventory	2,711	1,919
Prepaid expenses and other assets	1,785	3,120

Total current assets	77,524	72,990
Property and equipment, net	27,095	43,173
Long-term investments	37,389	25,261
Deferred income taxes	1,051	2,574
Goodwill, net	5,655	5,655
Other assets	5,274	4,414

	$153,988	$154,067

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,465	$11,501
Accrued liabilities	8,206	8,518
Income tax payable	1,117	—
Bank loan	—	4,609

Total current liabilities	18,788	24,628
Long-term liabilities	2,544	2,331
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: Authorized shares—10,000,000 Issued and outstanding shares—none	—	—
Common stock, no par value: Authorized shares—100,000,000 Issued and outstanding shares—21,473,886 as of December 31, 2001 and 21,915,148 as of September 30, 2002	96,056	99,320
Retained earnings	37,182	27,713
Deferred stock-based compensation	(726)	(176)
Accumulated other comprehensive income	144	251

Total shareholders' equity	132,656	127,108

	$153,988	$154,067

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net revenue	$42,842	$32,505	$131,821	$110,265
Costs and expenses:
Costs of services	25,049	26,331	75,102	81,647
Selling, general and administrative (exclusive of stock-based compensation charges)	13,559	11,568	42,488	39,777
Stock-based compensation charges	228	49	907	(9)
Restructuring charge	—	468	—	4,066
Charge related to regulatory matters	—	—	—	1,853

Total costs and expenses	38,836	38,416	118,497	127,334

Operating income (loss)	4,006	(5,911)	13,324	(17,069)
Interest income	(838)	(391)	(2,866)	(1,390)
Interest expense	31	46	109	185

Income (loss) before income taxes (benefits)	4,813	(5,566)	16,081	(15,864)
Provision for income taxes (benefits)	1,901	(2,243)	6,521	(6,395)

Net income (loss)	$2,912	$(3,323)	$9,560	$(9,469)

Basic earnings (loss) per common share	$.14	$(0.15)	$.45	$(0.44)
Diluted earnings (loss) per common share	$.13	$(0.15)	$.43	$(0.44)

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2001	2002
Operating activities
Net income (loss)	$9,560	$(9,469)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,221	5,232
Tax benefits related to employee stock options	3,607	2,565
Deferred income taxes	2,441	(2,439)
Stock-based compensation charges	907	(9)
Loss on disposal of property and equipment	8	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(974)	8,338
Income tax receivable	—	(6,236)
Inventory, prepaid expenses and other assets	(213)	99
Accounts payable	893	2,036
Accrued liabilities	(2,452)	312
Income tax payable	(3,344)	(1,117)
Long-term liabilities	(759)	(213)

Net cash provided by (used in) operating activities	14,896	(901)
Investing activities
Cash paid for acquisition of BBI Clinical Laboratories	(9,500)	—
Purchases of property and equipment	(3,796)	(21,092)
(Purchases) sales of short-term investments	(29,815)	22,486
(Purchases) sales of long-term investments	(29,371)	12,315

Net cash (used in) provided by investing activities	(72,482)	13,709
Financing activities
Borrowings under bank loan	—	4,609
Proceeds from exercise of stock options	1,491	635
Sale of common stock to employees	—	623

Net cash provided by financing activities	1,491	5,867

Net (decrease) increase in cash and cash equivalents	(56,096)	18,675
Cash and cash equivalents at beginning of period	75,604	15,183

Cash and cash equivalents at end of period	$19,508	$33,858

Supplemental disclosures of cash flow information:
Acquisition of BBI Clinical Laboratories consisted of the following:
Acquired assets	$10,148
Assumed liabilities	(648)

Total cash paid	$9,500

See accompanying notes.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

(Dollar amounts in thousands except per share data)

NOTE 1.    BASIS OF PRESENTATION

Financial Statement Preparation

        The accompanying financial statements of Specialty Laboratories Inc. (the "Company" or "Specialty") have been prepared, without audit, in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of our financial position, results for operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year.

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

        The following unaudited pro forma information presents the consolidated results of our operations for the nine months ended September 30, 2001 as if the BBICL acquisition had been consummated on January 1, 2001. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by us.

Nine Months Ended September 30, 2001
Net revenue	$132,725
Net income	$9,475
Basic earnings per common share	$.45
Diluted earnings per common share	$.43

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

        Under the guidance of SFAS No. 142, we concluded that there was no impairment of goodwill for the three and nine-month periods ended September 30, 2002 since our fair value exceeded the book equity value. The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provision occurred as of the beginning of the three and nine-month periods ended September 30, 2001 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss)
As reported	$2,912	$(3,323)	$9,560	$(9,469)
Pro forma	$2,953		$9,655
Basic earnings (loss) per common share
As reported	$.14	$(.15)	$.45	$(.44)
Pro forma	$.14		$.46
Diluted earnings (loss) per common share
As reported	$.13	$(.15)	$.43	$(.44)
Pro forma	$.13		$.43

Goodwill

        Goodwill related to the acquisition of BBICL is as follows:

	December 31, 2001	September 30, 2002
Goodwill	$5,882	$5,882
Less accumulated amortization (prior to adopting SFAS No. 142)	(227)	(227)

Total goodwill, net	$5,655	$5,655

Intangible Assets (included in other assets)

        Intangible assets are as follows:

	December 31, 2001	September 30, 2002
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(172)	(389)

Total intangible assets, net	$2,185	$1,968

        Under the new rules, intangible assets will continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $72,000 per quarter or $288,000 per year for the next five years.

NOTE 4.    CHARGE RELATED TO REGULATORY MATTERS

        By letter dated April 12, 2002, the federal Centers for Medicare & Medicaid Services (CMS) notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by the California Department of Health Services (CDHS). CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our Clinical Laboratory Improvement Act (CLIA) certificate, canceling our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day of non-compliance, and imposing a directed plan of correction by which CMS may notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002. On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA and, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated, effective

June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly. We recorded a charge in first quarter 2002 of approximately $1.2 million to reserve for Medicare and Medicaid services earned and billed and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002. During second quarter 2002, we did not recognize any net revenue related to Medicare and Medicaid services and recorded a charge of approximately $0.6 million for additional civil money penalties, costs for inspections, and incremental legal costs related to the CDHS and CMS regulatory actions. With the resolution of sanctions imposed by CMS, we resumed the recognition of net revenue related to Medicare and Medicaid services performed subsequent to June 19, 2002 amounting to approximately $2.2 million in the third quarter 2002.

NOTE 5.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31, 2001	September 30, 2002
Information technology equipment and systems	$25,729	$28,899
Professional equipment	11,134	12,830
Leasehold improvements	8,768	8,843
Land	8,658	8,657
Office furniture and equipment	4,199	4,223

	58,488	63,452
Less accumulated depreciation and amortization	(31,816)	(36,778)
Construction in progress	423	16,499

Total property and equipment, net	$27,095	$43,173

NOTE 6.    COMMITMENTS AND CONTINGENCIES

        In March 2002, Specialty entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. BNP Paribas and a syndication of banks arranged our lease, which was initially structured as an off balance sheet financing arrangement, sometimes referred to as a "synthetic lease". Construction of the new facility was to be completed in the second half of 2003, and the move from the existing location was scheduled shortly thereafter.

Construction costs incurred through September 30, 2002 were $13.4 million, of which we financed $8.8 million with investments and cash generated from operations and $4.6 million was funded through borrowings from BNP Paribas.

        As previously reported, we have been reevaluating the lease and bank loan agreements with our banking partners to amend the terms and conditions of each agreement, including the overall size of the agreements. We have decided to go on balance sheet with the Valencia facility lease transaction, and have provided notice to the banking group led by BNP Paribas that we intend to exercise our purchase option under the agreement, paying off the debt so we can obtain title to the ground lease and facility improvements, thus ending the synthetic lease. Accordingly, we have reflected this in our September 30, 2002 financial statements, with the building now recorded in property and equipment on our balance sheet, and the $4.6 million owed to BNP Paribas reflected as a bank loan in current liabilities. We anticipate paying off the $4.6 million bank loan in November 2002 and may record one-time charges in fourth quarter of 2002 for expenses associated with the lease termination.

        In March 2002, we also obtained a bank loan agreement that provides for a revolving line of credit up to $40 million. The banking group led by BNP Paribas also provided this loan agreement. We had no borrowings under this bank loan agreement. We are currently reevaluating our existing credit line with our existing banking partners, and we plan to reduce the amount of the credit line, and may terminate this existing agreement.

        With the resolution of sanctions imposed by CMS, our focus is on rebuilding client confidence and stabilizing our business. To minimize any disruptions in service to our customers based on planning and executing a move to a new facility during this rebuilding period, in October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004. Accordingly, the construction of the new facility will be paused. We have notified our construction contractors of our intent to delay the project's completion date, and our plan is to halt the project upon completion of the building's shell. We estimate spending approximately $18 million in additional capital expenditures to complete the building's shell, targeted for January 2003. We will pursue a more traditional, on-balance sheet financing arrangement with our current banking partners to fund some of these efforts. In addition, we will have further discussions with our construction management partners in fourth quarter, to finalize our budget for the completion of the building's shell as well as identify the additional costs to secure and maintain our facility during this postponement period. Upon restart of the facility construction, we will look to more traditional construction and mortgage financing to complete the project. While the postponement will increase costs, we do not believe the cost of the postponement will materially affect our financial position, results of operations, or cash flows.

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

        During September 2002, as a result of further business review and the refinement of our core strategic business we eliminated some employee positions primarily in the area of our clinical trials department. We recorded a charge of approximately $468,000 in the third quarter of 2002. The charge was comprised of $199,000 of severance payments for employees whose positions were eliminated and a $269,000 write-off of certain assets related to our clinical trials business. We will continue to examine and refine our business model throughout the remainder of the year.

        Severance activities for the nine months ended September 30, 2002 were as follows:

	Expense	Paid Through September 30, 2002	Unpaid Balance at September 30, 2002
Severance and related obligations	$3,781	$1,243	$2,538*

*
Expected to be disbursed through 2004.

NOTE 8.    EARNINGS PER SHARE

        Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the respective periods. Diluted earnings per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented.

        Basic and diluted earnings (loss) per share for the respective periods are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss)	$2,912	$(3,323)	$9,560	$(9,469)
Basic earnings (loss) per common share	$.14	$(.15)	$.45	$(.44)
Diluted earnings (loss) per common share	$.13	$(.15)	$.43	$(.44)
Basic weighted average shares	21,334	21,903	21,103	21,755
Dilutive effect of outstanding stock options (1)	980	—	1,101	—

Diluted weighted average shares	22,314	21,903	22,204	21,755

(1)
Dilutive potential common shares are excluded from the diluted loss per common share calculation for the three and nine-month periods ended September 30, 2002 because they are antidilutive.

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

        For purposes of the following discussion, EBITDA consists of income (loss) from operations before interest, income taxes, depreciation and amortization. EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from EBITDA are significant components in understanding and assessing overall financial performance. We present EBITDA, which is a non-GAAP measure, to enhance the understanding of our operating results. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.

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

        In December 2001, we purchased a 13.8 acre site in Valencia, California. We are in the process of building a 195,000 square foot facility which will enable us to consolidate all of our laboratory and administrative functions in one location. Construction began during the second quarter of 2002 and was to be completed in the second half of 2003. In October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004. Accordingly, the construction of the new facility will be paused. This postponement will allow us to focus on rebuilding client confidence and stabilizing our business by minimizing any disruptions in service to our clients based on planning and executing a move to a new facility during this rebuilding period. We have notified our construction contractors of our intent to delay the project's completion date, and our plan is to halt the project upon completion of the building's shell. We estimate spending approximately $18 million in additional capital expenditures to complete the building's shell, targeted for January 2003. We will pursue a more traditional, on-balance sheet financing arrangement with our current banking partners to fund some of these efforts. Upon restart of the facility construction, we will look to more traditional construction and mortgage financing to complete the project.

        In March 2002, we completed a $100 million financing transaction. This credit facility has two components: first, we entered into a 6.5 year lease to finance construction of our new laboratory and headquarters facility in Valencia, California, sometimes referred to as a "synthetic lease", with a total cost, including financing costs, of up to $60 million, and second, we entered into a $40 million line of credit with the same lenders that provide the lease financing, with proceeds available for general corporate purposes. Prior to this transaction, we had an existing line of credit of $30 million, which was provided by Union Bank of California. Our new credit facility, arranged by BNP Paribas, includes Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants. Our new laboratory and headquarters facility was to be leased from BNP Paribas Leasing Corporation, a substantive leasing company with assets in excess of $1.5 billion. As previously reported, we have been reevaluating the lease and bank loan agreements with our banking partners to amend the terms and conditions of each agreement, including the overall size of the agreements. We have decided to go on balance sheet with this transaction, and have provided notice to the banking group led by BNP Paribas that we intend to exercise our purchase option under the agreement, paying off the debt so we can obtain title to the ground lease and facility improvements, thus ending the synthetic lease. Accordingly, we have reflected this in our September 30, 2002 financial statements, with the building now recorded in property and equipment on our balance sheet, and the $4.6 million owed to BNP Paribas reflected as a bank loan in current liabilities. We anticipate paying off the $4.6 million bank loan in November 2002 and may record one-time charges in fourth quarter of 2002 for expenses associated with the lease termination.

        By letter dated March 28, 2002, CDHS notified us of its intent to impose alternative sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited during laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law. We filed supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS on April 26, 2002. In addition, on April 26, 2002, we requested that CDHS rescind its proposed sanctions outlined in the March 28, 2002 letter based on our supplemental submission. In May and June 2002, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements. By letter dated June 28, 2002, and amended on July 18, 2002, CDHS indicated that we were in substantial compliance with California clinical laboratory law. CDHS also imposed sanctions of a civil money penalty of $1,000 per day for 344 days (i.e., $344,000), plus $20,430 for the cost of conducting their investigations, and imposed onsite monitoring for three years, including unannounced inspections. We did not appeal these imposed sanctions.

        On April 2, 2002, Quest Diagnostics Inc. announced that they had entered into an agreement to acquire Unilab Corporation. Unilab, our largest customer, comprised approximately 8% of our net revenue for the year ended December 31, 2001. Once the acquisition is complete, we believe that Quest will perform the majority of testing previously sent to us by Unilab. As a result, Unilab did not renew our agreement, which expired in October of 2002. We entered into an interim agreement with Unilab in October 2002 which will allow for a more orderly reduction of test volumes, which we estimate will occur during the fourth quarter of 2002, and we have already seen a reduction in test volumes sent to us in October 2002. While we believe that there will be a logical wind down of testing sent to us in the fourth quarter, we do expect it to have a significant negative impact on our accession volumes in the fourth quarter of 2002, and we will see further negative impact in the first quarter of 2003.

        By letter dated April 12, 2002, CMS notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by CDHS. CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our Clinical Laboratory Improvement Act (CLIA) certificate, canceling our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day of non-compliance, and imposing a directed plan of correction by which CMS may notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002. On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

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

        On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, has discontinued its service agreement with us. The termination of the agreement was without cause and was effective on July 29, 2002. The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us. Although we do not anticipate a material business impact from the discontinuation, the exact consequences are difficult to predict, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services.

        On June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. The plan involved all areas and levels of the company. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge was comprised of severance payments and related obligations for employees whose positions were eliminated. During September 2002, as a result of further business review and the refinement of our core strategic business, we eliminated some employee positions primarily in the area of our clinical trials department. We recorded a restructuring charge of approximately $468,000 in the third quarter of 2002. The charge was comprised of $199,000 of severance payments for employees whose positions were eliminated and a $269,000 write-off of certain assets related to our clinical trials business.

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

Recent Developments

        On October 24, 2002 we received notice from the College of American Pathologists that, following the completion of their recent inspections conducted in October 2002, our laboratory has been re-certified.

        On October 24, 2002, we announced the resignation of John C. Kane from our board of directors. Mr. Kane had been a member of the board of directors since March 2001. As of October 24, 2002, the Company's board of directors consisted of a total of eight members, including five independent directors.

        On October 25, 2002, we announced that we would postpone the move to our new laboratory and administrative facility in Valencia, California, until the first half of 2004. Accordingly, construction activity will be paused upon completion of the building's shell, projected for January 2003. We estimate spending approximately $18 million in additional capital expenditures to complete the building shell by January 2003. The company will pursue a more traditional, on-balance sheet financing arrangement with its current banking partners to fund some of these efforts. Upon restart of the project, we plan to obtain construction and mortgage financing to complete the facility.

        In addition, in October 2002 we have notified the banking group led by BNP Paribas that we intend to exercise our purchase option under our lease agreement, sometimes referred to as a "synthetic lease", and to obtain title to the ground lease and facility improvements, thus ending the synthetic lease. BNP has financed approximately $4.6 million of the $13.4 million expended to date on the construction project. We anticipate paying off the $4.6 million bank loan in November 2002 and may record one-time charges in fourth quarter of 2002 for expenses associated with the lease termination.

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

        Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid. Billings for services under third-party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. Adjustments to the estimated payment amounts based on final settlement with the third-party payor programs are recorded upon settlement. During second quarter of 2002, we did not recognize any net revenue related to Medicare and Medicaid services; this is a result of CMS canceling our approval to receive Medicare and Medicaid payments for services performed during the sanction period of February 22, 2002 through June 19, 2002. With the resolution of sanctions imposed by CMS, in the third quarter of 2002, we resumed the recognition of net revenue related to Medicare and Medicaid services performed subsequent to June 19, 2002.

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

        We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors. Based on the number of outstanding options granted as of September 30, 2002, we expect to amortize approximately $176,000 of deferred stock-based compensation in future periods. We expect to amortize this deferred stock-based compensation approximately as follows: $55,000 during fourth quarter of 2002, $106,000 during 2003, and $15,000 during 2004. We anticipate that the exercise price of the majority of stock options granted in the future will be at the market price of our common stock on the date of grant, and therefore no deferred stock-based compensation will result from these grants.

Goodwill and Intangible Assets

        We allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets include customer lists and are amortized evenly over 10 years.

        In January 1, 2002, we adopted the Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We applied an undiscounted cash flow model to assess the fair value of our Company, which did not result in the recognition of goodwill impairment. We concluded that there was no impairment of goodwill for the three and nine-month periods ended September 30, 2002 since our fair value exceeded the book equity value.

Results of Operations

        The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations for the three and nine-months ended September 30, 2001 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	58.5	81.0	57.0	74.0
Selling, general and administrative (exclusive of stock-based compensation charges)	31.6	35.6	32.2	36.1
Restructuring charge	—	1.4	—	3.7
Charge related to regulatory matters	—	—	—	1.7
Operating income (loss)	9.3	(18.2)	10.1	(15.5)
Income (loss) before income taxes (benefits)	11.2	(17.1)	12.2	(14.4)
Net income (loss)	6.8	(10.2)	7.3	(8.6)

Quarter Ended September 30, 2002 Compared with Quarter Ended September 30, 2001

Net Revenue

        Net revenue decreased approximately $10.3 million, or 24.1%, to $32.5 million for the quarter ended September 30, 2002 from $42.8 million for the quarter ended September 30, 2001. The decline in revenues in the third quarter of 2002 as compared to the year ago quarter resulted primarily from a reduction in testing volumes coupled with a decline in the aggregate average selling price. Testing volumes, as measured by patient accessions, declined by approximately 13% over the third quarter of 2001 resulting in total accessions exceeding 685,000 for the third quarter of 2002. This also reflects a sequential decline from the second quarter of 2002 of more than 7%. This volume decline is a direct result of the loss of business relating to the regulatory issues the company experienced in the second quarter of this year. We experienced a year-over-year reduction of approximately 13% in the aggregate average selling price due to our continued client mix-shift to more hospital based business and the reduction in independent laboratory business. With the resolution of sanctions imposed by CMS, in the third quarter of 2002, we resumed the recognition of net revenue related to Medicare and Medicaid services performed subsequent to June 19, 2002, which resulted in an increase of nearly 3% in the aggregate average selling price from second quarter of 2002. Our fourth quarter is traditionally a slower quarter, with fewer effective workdays, due to the number of holidays in the quarter. This seasonality, which approximates a decline of 20,000 accessions in the quarter, will impact fourth quarter accession volumes. In addition, we will begin to see the wind-out of the Unilab business in October. The loss of Unilab will be significant to the fourth quarter of 2002 and the first quarter of 2003. Accordingly, we expect total accession volumes to fall below 620,000 for the fourth quarter of 2002, assuming no further large client losses. We do not expect these reductions will be offset by recoveries of lost business nor from new business in the fourth quarter.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased approximately $1.3 million, or 5.1% to $26.3 million for the third quarter 2002 from $25.0 million for the comparable prior year quarter, and represents a sequential decline of approximately $2.2 million from the second quarter of 2002. The increase from the prior year quarter was primarily a result of operational changes implemented in the second quarter of 2002 to ensure compliance with personnel licensing and other regulatory requirements. In April 2002, we suspended more than one thousand tests to ensure full and immediate compliance with personnel licensing requirements for our laboratory. Since April, the orders we continued to receive for the suspended tests were forwarded to other laboratories for processing. This operational change resulted in an increase of outsourced testing, adding over $2.6 million in cost to the third quarter 2002 as compared to the prior year third quarter. Additionally, the use of only California licensed personnel for analytical procedures adds approximately $350,000 per quarter of incremental ongoing costs. This increase in cost is partially offset by approximately $1.6 million in lower reagent and distribution costs due to the lower accession volume for third quarter of 2002. With the successful hiring, training, and certification of additional California licensed personnel during the quarter, as of September 30, 2002, we completed the reinstatement of tests that account for more than 50% of the outsourced volume. As of October 24, 2002, we have reinstated tests that account for approximately 70% of the test volumes we had been outsourcing and we expect to reduce outsourced testing costs in the fourth quarter by approximately $1.5 million from the third quarter levels. As a percentage of revenue, cost of services increased to 81.0% for the quarter ended September 30, 2002 from 58.5% from the comparable prior year quarter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses (S,G&A) decreased approximately $2.0 million, or 14.7%, to $11.6 million for the third quarter 2002 from $13.6 million for the third quarter 2001, and represents a sequential decline of approximately $2.9 million from the second quarter of 2002. This decrease was primarily due to lower salary and benefit costs over $1.1 million resulting from our reduction in workforce in June 2002 and an additional $500,000 resulted from certain sales and marketing costs that declined commensurate with our revenues. In addition, approximately $300,000 of costs was incurred in the third quarter of 2001 for the operation of BBI Clinical Laboratories facility in Connecticut, in which we ceased operations last year. As a percentage of revenue, selling, general and administrative expenses increased to 35.6% for the quarter ended September 30, 2002 from 31.6% from the comparable prior year quarter.

Stock-Based Compensation Charges

        Stock-based compensation charges decreased from approximately $228,000 for the third quarter 2001 to $49,000 for the third quarter 2002. This decline is a result of normal amortization coupled with forfeited stock options resulting from the second quarter 2002 reduction in workforce that had the effect of reducing future amortization.

Restructuring Charge

        During September 2002, as a result of further business review and the refinement of our core strategic business, we eliminated some employee positions primarily in the area of our clinical trials department. We recorded a restructuring charge of approximately $468,000 in the third quarter of 2002. The charge was comprised of $199,000 of severance payments for employees whose positions were eliminated and a $269,000 write-off of certain assets related to our clinical trials business.

        During third quarter of 2002, approximately $0.6 million of severance payments were disbursed related to both the June and September 2002 reductions in workforce. The remaining severance costs of approximately $2.5 million will be disbursed from 2002 through 2004.

Charge Related to Regulatory Matters

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by the California Department of Health Services (CDHS) in June and October 2001. The sanctions included cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day of non-compliance on or after February 22, 2002. On July 17, 2002 we were informed by CMS that it had deemed Specialty to be in compliance with all condition level requirements of CLIA as of June 19, 2002 and that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002. In addition, the July 17 letter from CMS notified us of a civil money penalty of $3,000 per day for each day of non-compliance from February 22, 2002 through June 19, 2002. In order to facilitate an immediate resolution with CMS, we elected to withdraw our appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. In second quarter 2002, we recorded a charge of approximately $612,000 for the regulatory fines, inspection costs and incremental legal expenses related to the CDHS and CMS regulatory actions. In third quarter 2002, we did not record any additional charges related to regulatory matters, and we do not anticipate any further charges as a result of this matter.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $807,000 to $345,000 from the third quarter 2001 to the third quarter 2002, respectively. The decrease was primarily due to the significant interest rate declines that occurred during 2001, resulting in lower interest yields on our investments, coupled with cash utilized for capital expenditures and the new facility.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) reflect a tax benefit of approximately $2.2 million for the third quarter 2002 as compared to a $1.9 million tax expense for the comparable prior year quarter. Our effective tax rate (benefit) was 40.3% for the third quarter 2002 as compared to 39.5% for the third quarter 2001.

Net Income (Loss)

        A net loss of $3.3 million was recorded for the third quarter of 2002 compared to net income of $2.9 million for the comparable prior year quarter. This resulted in a decrease of approximately $6.2 million. These results reflect the impact of lower accession volumes, lower aggregate average selling price, increased outsourced testing costs, and additional one-time charges for severance costs and the write-off of certain assets related to our clinical trials business. As a percentage of net revenue, a net loss of 10.2% was recorded for the quarter ended September 30, 2002 as compared to net income of 6.8% from the comparable prior year quarter.

EBITDA

        EBITDA reflected a loss of approximately $4.1 million for the third quarter 2002 as compared to earnings of $5.8 million for the comparable prior year quarter, reflecting a decrease of approximately $9.9 million. As a percentage of net revenue, EBITDA decreased to a loss of 12.6% for the quarter ended September 30, 2002 from earnings of 13.5% for the quarter a year ago. The decrease is primarily due to the impact of lower accession volumes, lower aggregate average selling price, increased outsourced testing costs, and additional one-time charges for severance costs and the write-off of certain assets related to our clinical trials business.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Net Revenue

        Net revenue decreased approximately $21.5 million, or 16.4%, to $110.3 million for the nine months ended September 30, 2002 from $131.8 million for the nine months ended September 30, 2001. Revenues for the current nine-month period were impacted primarily by the decline in aggregate average selling price and the loss of Medicare and Medicaid revenue, in addition to a decline in testing volumes. Testing volumes for the first nine months of 2002 declined by approximately 3% when compared to the prior year period. We experienced a decline of more than 13% in the aggregate average selling price for the first nine months of 2002 as compared to the first nine months of 2001. This decline in aggregate average selling price was due to our continued client mix-shift to more hospital based business and the reduction in independent laboratory business. We continued to perform testing for patient-beneficiaries of Medicare and Medicaid for the period of February 22, 2002 through June 19, 2002, despite the fact that, under CMS sanctions, we were not permitted to bill for such services while the sanctions were in effect. During the nine months ended September 30, 2002, approximately $2.5 million of net revenue was recorded for Medicare and Medicaid services in the first quarter of 2002, with approximately $1.1 million recorded from February 22, 2002, the effective date of the CMS actions, through March 31, 2002. The $1.1 million of net revenues were fully reserved during the first quarter of 2002 as described below in the section "Charge Related to Regulatory Matters". For the period of April 1, 2002 through June 30, 2002, approximately $2.3 million of net revenue was not recognized due to the lack of billing rights for Medicare and Medicaid services. For the period of July 1, 2002 through September 30, 2002, with the resolution of sanctions imposed by CMS, we recognized net revenue of approximately $2.2 million for testing performed for patient-beneficiaries of Medicare and Medicaid.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $6.5 million, or 8.7%, to $81.6 million for the first nine months of 2002 from $75.1 million for the comparable prior year period. The increase was primarily a result of operational changes implemented during the nine months ended September 30, 2002 to ensure compliance with personnel licensing and other regulatory requirements. In April 2002, we suspended more than one thousand tests to ensure full and immediate compliance with personnel licensing requirements for our laboratory. Since April, the orders we continued to receive for the suspended tests were forwarded to other laboratories for processing. This operational change resulted in an increase of outsourced testing, adding approximately $4.7 million in cost to the period ended September 30, 2002 as compared to the prior year period. Additional costs of approximately $1.1 million were incurred to meet state of California requirements for licensed personnel and approximately $350,000 of one-time costs were incurred associated with the subleasing of our Memphis facility for the period July 1, 2002 through September 14, 2007. This increase is partially offset by approximately $500,000 in lower reagent and distribution costs due to lower accession volumes. With the successful hiring, training, and certification of additional California licensed personnel during the third quarter of 2002, as of September 30, 2002, we completed the reinstatement of tests that account for more than 50% of the outsourced volume. As of October 24, 2002, we have reinstated tests than account for approximately 70% of the test volumes we had been outsourcing and we expect to reduce outsourced testing costs in fourth quarter by $1.5 million from the third quarter levels. Additionally, the use of only California licensed personnel for analytical procedures adds approximately $350,000 per quarter of incremental ongoing costs. As a percentage of revenue, cost of services increased to 74.0% for the nine months ended September 30, 2002 from 57.0% from the comparable prior year period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses (SG&A) decreased $2.7 million, or 6.4%, to $39.8 million for the first nine months of 2002 from $42.5 million for the first nine months of 2001. This decrease is due primarily to the approximately $1.4 million of costs incurred during the first nine months of 2001 for the acquisition and operation of BBI Clinical Laboratories facility in Connecticut, in which we ceased operations last year. Of the remaining decrease, salary and benefit costs are lower by approximately $1.1 million as a result of our reduction in workforce in June 2002 and approximately $700,000 resulted from certain sales and marketing costs that declined commensurate with our lower revenue volume. As a percentage of revenue, selling, general and administrative expenses increased to 36.1% for the first nine months of 2002 as compared to 32.2% for the same period last year.

Stock-Based Compensation Charges

        Stock-based compensation charges decreased from approximately $907,000 recorded in the first nine months of 2001 to approximately $(9,000) recorded in the first nine months of 2002. This decrease was primarily due to forfeited stock options resulting from the second quarter 2002 reduction in workforce that had the effect of reducing future amortization.

Restructuring Charge

        On June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge was comprised of severance payments and related obligations for employees whose positions were eliminated.

        During September 2002, as a result of further business review and the refinement of our core strategic business, we eliminated some employee positions primarily in the area of our clinical trials department. We recorded a restructuring charge of approximately $468,000 in the third quarter of 2002. The charge was comprised of $199,000 of severance payments for employees whose positions were eliminated and a $269,000 write-off of certain assets related to our clinical trials business.

        Approximately $1.2 million of severance and related obligations have been paid as of September 30, 2002. The remaining severance costs of approximately $2.5 million will be disbursed from 2002 through 2004.

Charge Related to Regulatory Matters

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by CDHS in June and October 2001. The sanctions included cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day of non-compliance on or after February 22, 2002. On July 17, 2002 we were informed by CMS that it had deemed Specialty to be in compliance with all condition level requirements of CLIA as of June 19, 2002 and that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002. In addition, the July 17 letter from CMS notified us of a civil money penalty of $3,000 per day for each day of non-compliance from February 22, 2002 through June 19, 2002. In order to facilitate an immediate resolution with CMS, we elected to withdraw our appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. We have recorded a charge relating to these actions of approximately $1.9 million for the nine months ended 2002. This $1.9 million charge is comprised of $1.1 million to reserve for Medicare and Medicaid services earned and billed for the period of February 22, 2002 to March 31, 2002 with the remaining balance for regulatory fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions. In third quarter 2002, we did not record any additional charges related to regulatory matters, and we do not anticipate any further charges as a result of this matter.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $2.8 million to $1.2 million from the nine months ended 2001 to the nine months ended 2002. The decrease is primarily due to the significant interest rate declines that occurred during 2001, resulting in lower interest yields on our investments coupled with cash utilized for capital expenditures and the new facility.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) was approximately a $6.4 million benefit for the first nine months of 2002 as compared to $6.5 million in expense for the comparable prior year period. Our effective tax rate (benefit) was approximately 40.3% for the first nine months of 2002 as compared to 40.6% for the first nine months of 2001.

Net Income (Loss)

        A net loss of $9.5 million was recorded for the first nine months of 2002 compared to net income of $9.6 million for the comparable prior year period. This resulted in a decrease of approximately $19.1 million. The decrease is primarily due to significant one-time charges including severance costs and the write-off of certain assets related to our clinical trials business, the loss of Medicare and

Medicaid profits, and regulatory measures including fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions, totaling approximately $7.3 million for the nine months ended September 30, 2002. In addition, these results reflect the impact of increased outsourced testing costs totaling approximately $4.7 million for the first nine months of 2002. This decrease is also related to our year-over-year reduction of more than 13% in the aggregate average selling price. As a percentage of net revenue, a net loss of 8.6% was recorded for the nine months ended September 30, 2002 as compared to net income of 7.3% for the comparable prior year period.

EBITDA

        EBITDA reflected a loss of $11.8 million for the first nine months of 2002 as compared to earnings of $18.5 million for the comparable prior year period. As a percentage of net revenue, EBITDA decreased to a loss of 10.7% for the nine months ended June 30, 2002 from earnings of 14.1% for the comparable prior year period. The decrease is primarily due to significant one-time charges including severance costs and the write-off of certain assets related to our clinical trials business, lost Medicare and Medicaid profits, and regulatory measures including fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions, totaling approximately $7.3 million for the nine months ended September 30, 2002. In addition, these results reflect the impact of increased outsourced testing costs totaling approximately $4.7 million for the first nine months of 2002. This decrease is also related to our year-over-year reduction of more than 13% in the aggregate average selling price.

Liquidity and Capital Resources

        Net cash used in operating activities was $901,000 in the first nine months 2002 as compared to net cash provided by operating activities of $14.9 million for the prior year period. This change resulted primarily from the loss from operations, net of $5.2 million of depreciation and amortization, of $4.3 million for the first nine months of 2002. This loss is offset by $8.3 million of cash provided by accounts receivable collections and an increase in accounts payable due primarily to increased outsourced testing, which provided $2.0 million. In addition, cash was used as a result of an increase in our tax benefits, as reflected in an income tax receivable of $6.2 million, related to the operating loss.

        Investing activities in the nine months ended September 30, 2002 provided net cash of $13.7 million as we repositioned approximately $34.8 million of short-term and long-term investments to cash and cash equivalents, offset by approximately $21.1 million in capital expenditures. This represents a $17.3 million increase in capital expenditures from the first nine months of 2001. This increase is primarily due to the $13.4 million of new facility construction costs, of which we financed $8.8 million of these construction costs with investments and cash generated from operations, and $4.6 million of which was funded from borrowings from BNP Paribas, and are reflected in financing activities as borrowings under bank loan. Of the remaining capital expenditures, $2.9 million was expended for the upgrade of our information technology infrastructure and the move of our data center to a third party location which will be completed during the first half of 2003. This compares to a cash use of $72.5 million for the first nine months of 2001, as we repositioned approximately $59.2 million of cash to short-term and long-term investments and paid $9.5 million in cash for the acquisition of BBI Clinical Laboratories.

        Net cash provided by financing activities was $5.9 million for the first nine months ended September 30, 2002 as compared to $1.5 million for the first nine months 2001. Cash provided in the first nine months of 2002 was primarily from funds borrowed from BNP Paribas for our new facility construction and from the exercise of stock options and the sale of common stock to employees through the Employee Stock Purchase Plan.

        As previously reported, we have been reevaluating the lease and bank loan agreements with our banking partners to amend the terms and conditions of each agreement, including the overall size of the agreements. We have decided to go on balance sheet with the Valencia facility lease transaction, and have provided notice to the banking group led by BNP Paribas that we intend to exercise our purchase option under the agreement, paying off the debt so we can obtain title to the ground lease and facility improvements, thus ending the synthetic lease. Accordingly, we have reflected this in our September 30, 2002 financial statements, with the building now recorded in property and equipment on our balance sheet, and the $4.6 million owed to BNP Paribas reflected as a bank loan in current liabilities. We anticipate paying off the $4.6 million bank loan in November 2002 and may record one-time charges for expenses associated with the lease termination.

        In March 2002, we also obtained a bank loan agreement that provides for a revolving line of credit up to $40 million. The banking group led by BNP Paribas also provided this loan agreement. We had no borrowings under this bank loan agreement. We are currently reevaluating our existing credit line with our existing banking partners, and we plan to reduce the amount of the credit line and may terminate this existing agreement.

        With the resolution of sanctions imposed by CMS, our focus is on rebuilding client confidence and stabilizing our business. To minimize any disruptions in service to our customers based on planning and executing a move to a new facility during this rebuilding period, in October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004. Accordingly, the construction of the new facility will be paused. We have notified our construction contractors of our intent to delay the project's completion date, and our plan is to halt the project upon completion of the building's shell. We estimate spending approximately $18 million in additional capital expenditures to complete the building's shell, targeted for January 2003. We will pursue a more traditional, on-balance sheet financing arrangement with our current banking partners to fund some of these efforts. In addition, we will have further discussions with our construction management partners in fourth quarter, to finalize our budget for completion of the building's shell as well as identify the additional costs to secure and maintain our facility during this postponement period. Upon restart of the facility construction, we will look to more traditional construction and mortgage financing to complete the project. While the postponement will increase costs, we do not believe the cost of the postponement will materially affect our financial position, results of operations, or cash flows.

        Our cash and cash equivalents combined with short-term and long-term investments totaled approximately $59.1 million at September 30, 2002 as compared to $78.9 million at September 30, 2001. Our investments, accounting for $25.3 million, are primarily in commercial paper, corporate bonds, and government securities. We expect that existing cash and cash equivalents, short and long-term investments will be sufficient to fund our operations, meet our capital requirements to support our growth, and allow strategic technology licensing for the next year.

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

        We filed supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS on April 26, 2002. In addition, on April 26, 2002, we requested that CDHS rescind its proposed sanctions outlined in the March 28, 2002 letter based on our supplemental submission. In May and June 2002, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements. By letter dated June 28, 2002, and amended on July 18, 2002, CDHS indicated that we were in substantial compliance with California clinical laboratory law. CDHS also imposed sanctions of a civil money penalty of $1,000 per day for 344 days (i.e., $344,000), plus $20,430 for the cost of conducting their investigations, and imposed onsite monitoring for three years, including unannounced inspections. We did not appeal these imposed sanctions.

        On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's right to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We also did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day of non-compliance during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

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

        Because of uncertainty surrounding the sanctions imposed by CMS, questions about our client's ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing. As a result, our total accessions declined to more than 685,000 for the third quarter of 2002. We expect our total accessions to fall below 620,000 for the fourth quarter of 2002. While we expect accession volumes will stop declining, and will begin to grow again following the previously announced resolution of our regulatory issues with CMS, due to the potential of continued uncertainty for our clients and the loss of much of our Unilab business, we cannot provide any assurances that our clients will resume sending us specimens for testing, nor can we provide assurances that our accessions will stop declining or begin to increase again.

A significant portion of our net revenue depends on a single customer, Unilab Corporation. If our relationship with Unilab is terminated or not renewed, our business may suffer.

        For the years ended December 31, 2001 and 2000, services to Unilab Corporation accounts comprised less than 8.0% and 9.6% of our net revenue, respectively. We previously entered into an agreement with Unilab in which it agreed to refer to us, until the agreement expired in October 2002, at least 90% of the esoteric laboratory services it outsources each year or, in the event of a change of control of Unilab or the purchase by Unilab of a licensed clinical laboratory with a test menu materially broader than that of Unilab, at least $800,000 of esoteric laboratory services per month.

        On April 2, 2002, Quest Diagnostics Inc. announced that they had entered into an agreement to acquire Unilab. Once the acquisition of Unilab is complete, we believe that Quest will perform the majority of testing previously sent to us by Unilab. As a result, Unilab did not renew our agreement, which expired in October 2002. In October 2002 we entered into a new agreement with Unilab which should provide for a more orderly reduction of testing volumes. However, the new agreement does not obligate Unilab to provide us with minimum assay referrals, and is cancelable by either party upon thirty days prior notice. We have already seen a reduction in test volumes sent to us by Unilab in October 2002, and we expect further reductions following the completion of Unilab's acquisition by Quest. If the new agreement with Unilab is terminated, or if Unilab starts performing certain testing at its own facilities, Unilab may further reduce or stop sending specimens to us for testing. We expect Unilab's purchase of our services to be materially reduced during the fourth quarter of 2002, and we expect such reductions to also negatively affect the first quarter of 2003. However, we cannot predict what the timing or extent of volume loss from Unilab will be, and such reductions or loss of testing volume may significantly impact other future quarters. Any reduction in the purchase of our service by Unilab will decrease our net revenue.

Recent sanctions by the federal Centers for Medicare and Medicaid Services (CMS) and the California Department of Health Services (CDHS) may adversely affect our material agreements.

        In light of the recent actions imposed by CMS and CDHS, we may be in default of certain material agreements, including the credit and various lease agreements. If we are in default of any of our material agreements, our business will be harmed. For example, if we are in default or breach of our credit or lease agreements, the lenders may require us to repay any amounts due under the credit facility and we will have to assume the costs of construction of our new facility in Valencia, California from our cash, cash equivalents or investments. We have been reevaluating the lease and bank loan agreements with our banking partners to amend the terms and conditions of each agreement, including the overall size of the agreements. We have decided to go on balance sheet with this Valencia facility lease transaction, and have provided notice to the banking group led by BNP Paribas that we intend to exercise our purchase option under the agreement, paying off the debt so we can obtain title to the ground lease and facility improvements. We are currently reevaluating our existing credit line with our existing banking partners, and we plan to reduce the amount of the credit line and may terminate this existing agreement. Upon the restart of our new facility construction, we will seek traditional construction and mortgage financing to complete the project. There can be no assurance we will be able to secure these new financing agreements.

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

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by CDHS in June and October 2001. The penalties include cancellation of Medicare and Medicaid payments for services performed by us on and after February 22, 2002. On April 17, 2002, we filed an appeal to the sanction imposed by CMS. On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We did not challenge CMS' imposition of a monetary fine of $351,000. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly. However, we can provide no assurances that the CMS will not seek to prevent our clients from being reimbursed for services we performed during the period from February 22, 2002 through June 19, 2002.

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

Our planned move to a new facility in Valencia, California may divert management attention and may lead to disruptions in our operations and service to our customers.

        As we previously reported, we are constructing a 195,000 square foot facility in Valencia, California that will enable us to consolidate all of our laboratory and administrative functions in one location. The location of the new facility is approximately 30 miles from our current location in Santa Monica, California.

        Moving our entire laboratory and administrative functions to a new location is a time-consuming and complicated process, and includes physically moving and setting up delicate and complex laboratory equipment over a short period of time, transferring specimens and reagents from one facility to another, changing processes and procedures for delivery of testing specimens, ensuring that we have adequate staffing of laboratory and administrative personnel at the new facility, and continuing to conduct our testing of specimens during the process. If we are unable to execute the move to Valencia effectively and efficiently, it could result in short-term service disruptions that would negatively affect our business and could reduce our revenue. Such service disruptions could also result in customer dissatisfaction, and could materially hurt our business if our customers decided not to purchase our services any longer as a result of the service disruptions. Furthermore, planning for the move of our facility is also expected to divert the attention of key management personnel.

        In October 2002 we announced that we would postpone the move to our new Valencia facility until the first half of 2004. While the delay will allow us to focus on rebuilding client confidence and stabilizing our business, and minimize disruptions in service to our customers, we can provide no assurances that key Company management will not be distracted by planning for the facility move. We can also provide no assurances that we will be able to complete the move to the new Valencia facility efficiently or effectively, or on time, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the move. Because the new Valencia facility is located 30 miles away from our current headquarters, some of our key employees may choose not to remain employed with us after the move. In addition, because some of the leases to buildings we currently occupy in Santa Monica, California expire in 2003, we will need to extend or renegotiate our current leases. We can provide no assurance that we will be able to obtain lease extensions on commercially reasonable terms, if at all. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.

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

        For a more detailed description of the purported class-action securities claims recently filed against us, please see "Legal Proceedings".

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

        Our participation in group purchasing organizations constitutes one aspect of our overall strategy to attract new hospital customers. We have contracts with several group purchasing organizations: AmeriNet, Health Services Corporation of America, Managed Healthcare Associates, and Shared Services Healthcare. We are typically granted non-exclusive provider status under these contracts. Our contracts with our group purchasing organizations will expire at times from 2003 to 2004. On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, has discontinued its service agreement with us. The termination of the agreement was without cause and was effective on July 29, 2002. The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us. The exact consequences of the discontinuation of the agreement with Novation are difficult to predict, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services.

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

        We cannot be certain that the termination of our agreement with Novation will not affect our ability to retain any of the accounts of participating hospitals, or that if our agreement with AmeriNet or any other group purchasing organization is terminated or not renewed, we will be able to retain any of the accounts of the participating hospitals. If any hospital customer affiliated with a group purchasing organization no longer uses our services, it will reduce our net revenue. In addition, if we are unable to attract new hospital customers because any group purchasing organization contract is terminated, it may adversely affect our ability to grow our business.

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

        Legislation governing the dissemination and use of medical information is continually being proposed at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, requires the Secretary of Health and Human Services (HHS) to develop regulations to protect the security and privacy of individually identifiable health information that is electronically transmitted or received. In November 1999, the Secretary of HHS published proposed regulations under the HIPAA that would protect the privacy of individually identifiable health information that is transmitted or received electronically, and in August 2002 the Secretary of HHS published the final privacy regulations. Previously, the Secretary of HHS published proposed regulations relating to security of individually identifiable health information. When and if the security regulation becomes final, and if the privacy regulation is not modified by HHS or invalidated by Congress under the Congressional Review Act, then they will require that holders or users of electronically transmitted patient health information implement measures to maintain the security and privacy of such information. Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable. Physicians and other persons providing patient information to us are also required to comply with these laws and regulations. If a patient's privacy is violated, or if we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties.

        The commercialization of our Internet products including Outreach Express™, DataPassportMD™, and DataPassport Clinical Trials™ is strictly governed by state and federal laws and regulations, including the new and proposed regulations under HIPAA. We have implemented encryption technology to protect patient medical information, however, use of encryption technology does not guarantee the privacy and security of confidential information. We believe that we are in material compliance with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data. We can provide no assurances that we will be fully compliant with HIPAA or other related laws and regulations when such laws and regulations become effective.

We are controlled by a single existing shareholder, whose interests may differ from other shareholders' interests.

        Our principal shareholder is Specialty Family Limited Partnership, whose sole general managing partner, James B. Peter, M.D., Ph.D., is a director of the Company. Specialty Family Limited Partnership, together with Dr. Peter, currently beneficially own approximately 65% of the outstanding shares of our common stock. Accordingly, the Specialty Family Limited Partnership along with Dr. Peter will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal shareholder will also have the power to prevent or cause a change in control. The interests of this shareholder may differ from other shareholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

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

        Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems, in part because they are located at third party web hosting companies, Exodus Communications, in El Segundo, California, and Qwest Communications in Burbank, California, and we cannot control the maintenance and operation of the Exodus and Qwest data centers. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems.

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

        Some of our network servers are located at third party web hosting companies, Exodus Communications, in El Segundo, California and Qwest Communications in Burbank, California. Exodus Communications filed for Chapter 11 bankruptcy protection in September of 2001, and certain assets of Exodus have been acquired by Cable & Wireless plc. While the server hosting operations have so far continued uninterrupted, and not yet affected any of our operations, we are in the process of changing our network server hosting service to Qwest. We expect to complete the move to Qwest sometime in the first half of 2003.

        We cannot guarantee that our operations will be unaffected by Exodus' bankruptcy, or the asset purchase by Cable & Wireless. Furthermore, the actions of transferring our network service hosting to Qwest could result in interruption and or delays in our operations. While we are building a parallel system at Qwest, and are taking other precautions to prevent any such interruption or delay in our operations, we cannot guarantee that the act of moving to a different service provider will not result in such interruptions or delays in our operations. Moreover, despite changing web-hosting providers, some of our servers will remain potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems, in part because they will remain at a third party web hosting company, and we cannot control the maintenance and operation of the data centers. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems. Our business, financial condition, results of operations, or cash flows could be materially and adversely affected by any problem that interrupts or delays our operations.

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

  •
  redesign or reengineer our assays.

        Any efforts to reengineer our assays or any inability to sell our assays, or an obligation to pay license fees and royalties could substantially increase our costs, force us to interrupt product sales, delay new assay releases and ultimately, reduce our revenues.

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

        The operation of our laboratories has been and may continue to be harmed by the recent terrorist attacks on the U.S. For example, transportation systems and couriers that we rely upon to receive and process specimens have been, and may in the future be, disrupted. In addition, we may experience a rise in operating costs, such as costs for transportation, courier service, insurance and security. We may also experience delays in receiving payments from payors that have been affected by the attack, which, in turn, would harm our cash flow. The U.S. economy in general may be adversely affected by the terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, revenues and costs, impede our ability to continue to grow our business and may result in the volatility of the market price of our common stock and on the future price of our common stock.

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

        At September 30, 2002, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At September 30, 2002, we had cash and cash equivalents of $33.9 million, which had a weighted average yield of 1.86% per annum. At September 30, 2002, our long-term investment balance of $25.3 million consisted of corporate bonds and government securities with maturity dates beyond one year, had a weighted average yield per annum of 3.84%.

ITEM 4. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

        In May and June, 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California. On September 27, 2002 an amended and consolidated compliant was filed and is serving as the operative complaint in this litigation. The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 ("Class Period"). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare and Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. On October 28, 2002 we filed a motion to dismiss the amended complaint, and we expect the court to rule on the motion sometime in the first quarter of 2003. We have provided notice to our directors and officer's insurers, and believe that we have insurance applicable to defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend the lawsuits vigorously.

        As previously reported, a former officer of the Company previously filed an action in federal district court against the Company and two of its officers alleging violations of federal and state securities laws and other causes of action in connection with the sale of the Company's common stock by the former officer and the Company's application of its insider trading policy. The Company's motion to compel arbitration was granted, and one of the individual defendants has subsequently been dropped from plaintiff's claims. The matter has been submitted to binding arbitration before a former federal judge, who recently granted the plaintiff a continuance. We expect the matter to be heard by the arbitrator sometime in the first half of 2003. Management believes the claims to be without merit and will vigorously defend this action.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        On October 24, 2002, the Company announced the resignation of John C. Kane from the Company's board of directors. A copy of the press release issued by the Company on October 24, 2002 concerning the foregoing matter is filed herewith as Exhibit 99.4 and is incorporated herein by reference.

        On October 25, 2002 the Company announced that it is postponing its planned move to new laboratory and administrative facilities, currently under construction in Valencia, California. The move, originally scheduled for the second half of 2003, is targeted for the first half of 2004. Accordingly, construction activity will be paused upon completion of the building's shell, projected for January 2003. Resumption of the construction project, including interior improvements and build-out of the laboratory, is expected in the second half of 2003. The financing of the construction project has been provided by a banking group led by BNP Paribas (BNP) under a 6.5-year lease arrangement, sometimes referred to as a "synthetic lease". BNP has financed approximately $4.6 million of the nearly $13.4 million expended to date. The Company has notified BNP of its intent to exercise the purchase option under the agreements and to obtain title to the ground lease and facility improvements, thus ending the synthetic lease. The Company anticipates paying off in November the $4.6 million debt that exists under the agreements, and anticipates spending approximately $18 million in additional funds to complete the building shell by January 2003. The Company will pursue a more traditional, on-balance sheet financing arrangement with its current banking partners to fund some of these efforts. Upon restart of the project, the company plans to obtain construction and mortgage financing for completion of the Valencia facility. A copy of the press release issued by the Company on October 25, 2002 concerning the foregoing matter is filed herewith as Exhibit 99.5 and is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

        The following exhibits are filed as part of, or are incorporated by reference in, this Quarterly Report.

Number	Description
10.1†	Expanded PCR Diagnostic Services Agreement, effective August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.
10.2†*	Laboratory Services Agreement, dated October 15, 1999, by and between Unilab Corporation and Registrant.
99.1**	Centers for Medicare and Medicaid Services Letter dated July 17, 2002.
99.2***	California Department of Health Services Letter dated July 18, 2002.
99.3***	Press Release dated July 23, 2002
99.4	Press Release dated October 24, 2002
99.5	Press Release dated October 25, 2002

†
Confidential treatment has been requested as to certain portions of this agreement.

*
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed September 12, 2000, as amended.

**
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 8-K declared effective on July 19, 2002 (File No. 001-16217)

***
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 10-Q declared effective on August 13, 2002 (File No. 001-16217)

(b)
Reports on Form 8-K:

        A Current Report, Form 8-K, was filed on July 3, 2002 with the SEC, by the Registrant, in connection with a press release dated July 3, 2002 announcing that the California Department of Health Services had found the Registrant to be in substantial compliance with California clinical laboratory law.

        A Current Report, Form 8-K, was filed on July 19, 2002 with the SEC, by the Registrant, in connection with a press release dated July 17, 2002 announcing the federal Centers for Medicare and Medicaid Services had found the Registrant to be in compliance with all condition level requirements of the federal Clinical Laboratory Improvements Act as of June 19, 2002.

        A Current Report, Form 8-K, was filed on August 13, 2002 with the SEC, by the Registrant, in connection with the filing of the Registrant's quarterly report on Form 10-Q for the second quarter of fiscal year 2002, setting forth the text of the certifications required of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation

Dated: October 30, 2002	By:	/s/ DOUGLAS S. HARRINGTON
		Name:	Douglas S. Harrington
		Title:	Chief Executive Officer and Director

Dated: October 30, 2002	By:	/s/ FRANK J. SPINA
		Name:	Frank J. Spina
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

        I, Douglas S. Harrington, Chief Executive Officer of Specialty Laboratories, Inc. (the "Company"), certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.
I have reviewed this quarterly report on Form 10-Q for the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act or 1934, as amended) for the Company and have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(iii)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DOUGLAS S. HARRINGTON Douglas S. Harrington Chief Executive Officer (Principal Executive Officer) October 30, 2002

CERTIFICATION

        I, Frank J. Spina, Chief Financial Officer of Specialty Laboratories, Inc. (the "Company"), certify, pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.
I have reviewed this quarterly report on Form 10-Q for the Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act or 1934, as amended) for the Company and have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(iii)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRANK J. SPINA Frank J. Spina Chief Financial Officer (Principal Financial Officer) October 30, 2002

EXHIBIT INDEX

Number	Description
10.1†	Expanded PCR Diagnostic Services Agreement, effective August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.
10.2†*	Laboratory Services Agreement, dated October 15, 1999, by and between Unilab Corporation and Registrant.
99.1**	Centers for Medicare and Medicaid Services Letter dated July 17, 2002.
99.2***	California Department of Health Services Letter dated July 18, 2002.
99.3***	Press Release dated July 23, 2002
99.4	Press Release dated October 24, 2002
99.5	Press Release dated October 25, 2002

†
Confidential treatment has been requested as to certain portions of this agreement.

*
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed September 12, 2000, as amended.

**
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 8-K declared effective on July 19, 2002 (File No. 001-16217)

***
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form 10-Q declared effective on August 13, 2002 (File No. 001-16217)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Specialty Laboratories, Inc. Consolidated Statements of Cash Flows (Unaudited) (Dollar amounts in thousands)
SPECIALTY LABORATORIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited) (Dollar amounts in thousands except per share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION