Form 10-K
period 2002-12-31
SPECIALTY LABORATORIES
filed 2003-03-21
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant was $61,740,596 (based upon the last closing price for shares of the registrant's Common Stock as reported by the New York Stock Exchange as of that date). Shares of Common Stock held by each officer, director, and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 28, 2003, there were approximately 22,094,832 shares of Common Stock outstanding.

Documents Incorporated By Reference

        Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled for May 8, 2003.

SPECIALTY LABORATORIES, INC.
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

ABOUT THIS ANNUAL REPORT

        In this Annual Report, "Specialty Laboratories," "Specialty," "we," "us" and "our" refer to Specialty Laboratories, Inc., a California corporation. We own or have rights to certain product names and trademarks that we use in conjunction with the sale of our products, including GenotypR™, ANAlyzer®, TARO™, HANA™, DataPassportMD®, Outreach Express® and DataPassport®. This report also contains other product names, trade names and trademarks that may belong to other organizations.

        This Annual Report on Form 10-K, includes information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Annual Report, including without limitation under the caption "Risk Factors" beginning on page 23 of this Annual Report, and in filings with the Securities and Exchange Commission ("SEC") made from time to time by Specialty Laboratories, including our periodic filings on Form 10-Q and Form 8-K. All forward-looking statements attributable to Specialty Laboratories are expressly qualified in their entirety by such language. We do not undertake any obligation to update any forward-looking statements.

PART I.

ITEM 1. BUSINESS

Overview

        Specialty Laboratories is a leading hospital-focused clinical laboratory, performing highly advanced, clinically useful testing services for hospitals, laboratories and physician specialist communities nationwide. We believe we offer the most comprehensive menu of esoteric assays in the industry, many of which have been developed through our internal research and development efforts. Esoteric assays are complex, comprehensive or unique tests used to diagnose, evaluate and monitor patients. These assays are often performed by highly skilled personnel using sophisticated instruments and are therefore offered by a limited number of clinical laboratories.

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

        We are a California corporation and were incorporated in 1975 under the name Clinical Immunology Laboratories, Inc. In 1985 we changed our name to Specialty Laboratories, Inc. Our principal offices are located at 2211 Michigan Avenue, Santa Monica, California 90404.

        We maintain a World Wide Web site at www.specialtylabs.com. The information on our web site should not be considered part of this Report.

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

Our Competitive Advantages

  Comprehensive Menu of Esoteric Assays

        We currently offer a comprehensive menu of more than 2,500 esoteric assays, which we believe is greater than the esoteric offering of any other clinical laboratory in the United States. The breadth of our assay menu distinguishes us from large independent laboratories which typically offer only a select number of esoteric assays, and from smaller niche laboratories focused on specific clinical areas. Our comprehensive menu allows our customers to rely on us for substantially all of their esoteric testing needs.

        Many of our assays were developed through our R&D efforts and are unique to us. We have historically leveraged our expertise in molecular diagnostics and applied it to high growth segments of the esoteric testing industry including fields of medicine such as infectious disease, gastroenterology, oncology, endocrinology, and cardiology. We believe that we have developed one of the most extensive menus of assays in these attractive growth areas.

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

        We market and sell many of our esoteric assays under trademarks such as GenotypR™, our assays for predicting resistance to HIV, and ANAlyzer®, our assays used to help diagnose complex autoimmune disorders. For the year ended December 31, 2002, approximately 34% of our net revenue was derived from branded esoteric assays. We believe these branding efforts have contributed to increased market share and premium pricing as physician specialists often continue to rely on our products, even after the introduction of a similar assay by a competitor.

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

  Customer-Focused Information Technology Platforms

        We offer our customers information technology that accelerates and automates assay ordering and results reporting. We believe that many of our competitors still manage a large portion of their order and results transactions manually. In 1998, approximately 40% of our transactions were transmitted electronically, principally through direct computer-to-computer links with a small number of our largest customers. At that time, we began a customer-focused information technology initiative to efficiently utilize the Internet. This project reduced the implementation time and cost of providing electronic links to large and small customers alike. This led to substantial cost savings, fewer data entry errors, improved ease of assay ordering and shorter turn-around time for results reporting. Today, more than 80% of our transactions with our customers are conducted electronically. Furthermore, we believe that our customer-focused information technology offerings include a number of features that cannot be easily duplicated.

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

        Our R&D expertise also places us in a position to collaborate with biotechnology companies to commercialize their proprietary assays, methods and technologies. For example, in 2001, we signed an agreement with VIRalliance, a subsidiary of BioAlliance Pharma of Paris, France, to perform testing for resistance to HIV therapy using their procedures for phenotyping. With this exclusive technology transfer agreement, we are currently the only full-service reference laboratory in the United States to perform drug resistance testing by phenotyping. In 2002, we worked on an exclusive basis with research laboratories at UCLA to introduce a commercial assay for genetic resistance to Gleevec®, the breakthrough new therapeutic for chronic myelogenous leukemia.

  Operating Efficiency and Flexibility

        We regularly evaluate our operations for process improvement opportunities and have made substantial investments in advanced process automation projects. In the second half of 2000, we began the implementation of our automated specimen management system known as TARO™. This high speed sorting system reduces the potential for human error, increases the productivity of laboratory staff and shortens turn-around time within the laboratory. The TARO™ system became fully operational in the first quarter of 2001 and we believe the TARO™ system has boosted our laboratory productivity. As part of our continuing emphasis on process improvements, we have developed an ancillary system to TARO™ that is designed for high-throughput, precise division of specimens, a process commonly known as aliquoting. This robotic aliquoting system, designated as HANA™, became operational in second half of 2002. Due to the precision of this automation, HANA™ had an immediate impact by identifying patient samples containing insufficient specimen volume for tests to be performed, and thus lowering the number of patient samples that had to be handled.

        Our research orientation affords us the flexibility to choose between standardized prepared kits, other available testing technologies, and our own internally developed methodologies depending on cost, quality and market preference. This flexibility provides us the opportunity to gain additional operating efficiencies, as we are not solely dependent on platforms designed for specific commercial kits.

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

        We currently offer what we believe is the most comprehensive menu of esoteric assays in the industry. Following a business evaluation of our testing menu in the second half of 2002 and the resultant elimination of certain low-volume or clinically redundant services, the menu currently consists of more than 2,500 esoteric assays. The breadth of our assay menu distinguishes us from large independent laboratories that typically offer only a select number of esoteric assays and from smaller niche laboratories focused on specific clinical areas. Our comprehensive menu allows our customers to rely on us for substantially all of their esoteric testing needs. Esoteric assays are typically ordered when a physician requires additional information to complete a diagnosis, establish a prognosis, or to choose and monitor a therapeutic regimen.

        Many of our assays were designed by our R&D team and are unique to us. We have historically leveraged our expertise in molecular diagnostics and applied it to high growth segments of the esoteric testing industry including fields of medicine such as infectious disease, gastroenterology, oncology, endocrinology and cardiology. Molecular diagnostic assays comprised approximately 32% of our net revenue for the year ended December 31, 2002. Broadly speaking, molecular diagnostics includes all test procedures incorporating or identifying DNA- or RNA-based targets. This includes assays detecting the presence of a gene for a given disorder such as cystic fibrosis and assays examining DNA to help predict a patient's response to different drugs, such as HIV resistance assays. These assays can also detect viruses by identifying their unique genetic profile. We believe that we have developed one of the most extensive menus of molecular diagnostics assays. As a result of this expertise, we intend to develop novel, first-to-market assays and capture additional revenues by capitalizing on recent advances in the accumulated knowledge of the human genome.

        Our assays for Hepatitis B and C and cardiovascular disease illustrate our ongoing application of advanced diagnostic techniques to diseases affecting a large or growing segment of the population. Hepatitis B and C together affect approximately five million Americans, including three million with active infections. In this market, we offer approximately 50 assays using molecular diagnostics and other techniques to help physician specialists diagnose and monitor therapy effectiveness. In the cardiovascular disease market, we offer more than 45 assays designed to help physicians identify high-risk individuals. These assays help identify genetic mutations and infectious, metabolic and autoimmune markers all associated with increased cardiovascular risk.

        We market and sell many of our assays under trademarked names such as GenotypR™ and Phenoscript™, our assays for predicting resistance to HIV, and ANAlyzer®, our assays used to diagnose complex autoimmune disorders. For the year ended December 31, 2002, approximately 34% of our net revenue was derived from branded esoteric assays. We believe these branding efforts have contributed to increased market share and premium pricing as physician specialists often continue to rely on our products, even after the introduction of a similar assay by a competitor.

        While we offer more than 2,500 esoteric assays, 30 of our esoteric assays currently account for a substantial portion of our net revenue. These assays, on a net revenue basis, accounted for approximately 45% of our net revenue for the years ended December 31, 2002 and 2001. For more information, see "Risk Factors—We rely on a few assays for a significant portion of our net revenue. If demand for these assays were to weaken for any reason, our net revenue would decrease."

Marketing and Sales

  Marketing and Sales Organization

        Our marketing and sales organization consists of a staff of 9 marketing professionals and approximately 50 technical representatives and sales managers. Sales representatives principally focus on large accounts including hospitals or independent laboratories throughout the United States, with a small percentage of their time spent selling directly to physician specialists. Currently two sales representatives focus primarily on national accounts and group purchase organizations. We continually educate our sales representatives on the technical and clinical merits of our products. We use traditional sales meetings, technical on-line sales training and in-the-field training to ensure our sales representatives are properly informed about all areas of our product lines and selling processes.

  Marketing Strategy

        Our core marketing strategy is centered around our hospital clients. We continue to provide our clients with tools, such as customized turn-around time reports, that make it easier to use Specialty as their reference laboratory. In the IT area, we intend to continue our development of our next generation web-based order entry system, Outreach Express®, providing hospitals with a tool for growing their physician-based business. With a renewed focus on service, we are also promoting the value that our service enhancements afford each facility.

        We intend to continue educating physician specialists on the clinical value of our assays through research publications, print advertisement, direct mail, and the Internet. These targeted marketing tools are designed to be effective while minimizing the need for direct physician contact by our sales representatives. We actively pursue publication of our scientific research in peer-reviewed journals and have had more than 800 articles published. We have printed and regularly update ten widely-used, proprietary reference manuals on the use and interpretation of our assays, focusing on medical specialties such as infectious disease, gastroenterology, oncology and cardiology. We present our research at scientific meetings and we exhibit at nearly 60 national and regional conferences throughout the year. Our web site is another vehicle for educating physicians about our assays and contains our entire directory of services, on-line technical materials and links to other medical sites that support the role of esoteric assays in effective diagnosis and treatment of diseases.

  Sales Strategy

        We concentrate our selling efforts on the management teams of hospitals and other independent laboratories that serve as distribution channels for physician assay orders. These management teams typically include laboratory managers, pathologists, finance, and information technology personnel. To a lesser extent, we also call directly on physician specialists who create the demand for our assays.

        In connection with our hospital-focused strategy, we concentrate on increasing the volume of testing we perform for existing clients. Our goal is to grow the percentage of total testing these existing clients send to us, so that we become their primary provider of esoteric reference testing. Our marketing department provides our sales representatives with a comprehensive database containing pertinent information on hospital information technology systems, key contacts and existing competition. Sales representatives are trained to find new market opportunities and provide solutions to address unmet customer needs, which may include outreach support, information technology products, assay information and general servicing.

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

  Customers

        Our customers include hospitals, independent laboratories, physician specialists and other medical providers. The following table provides percentages of our net revenue by class of customer:

	Years Ended December 31,
	2000	2001	2002
Hospitals	51.3%	56.0%	60.9%
Independent Laboratories	35.7%	34.0%	29.4%
Physician Specialists and Others	13.0%	10.0%	9.7%

Total	100.0%	100.0%	100.0%

  Hospitals

        Hospitals accounted for approximately 61% of our net revenue for the year ended December 31, 2002. Of the estimated 5,000 hospitals to which we target our services, approximately 2,000 are currently our customers. We are a primary provider of esoteric reference laboratory testing services for approximately 250 of these hospital customers.

        Many of our hospital customers are part of one or more group purchasing organizations which typically pool independent hospitals together to negotiate for pricing and services, including prices for laboratory tests. Generally, hospitals participating in group purchasing organizations are not obligated to use the group purchasing organization contracted laboratory for their reference testing, and many hospitals are affiliated with multiple group purchasing organizations. We are currently under contract with the following voluntary group purchasing organizations:

Group Purchasing Organization	Estimated Number of Member Hospitals	Contract Expiration Date
AmeriNet	2,000	December 2004
MedAssets HSCA	800	December 2004
Shared Services Healthcare	550	June 2003
Managed Healthcare Associates	350	January 2006

        Each of our agreements with group purchasing organizations provide for discounted fee structures for our assays including capped price increases. Some of these contracts provide additional discounts for certain assays. Most of these contracts also provide that we pay a quarterly administrative fee to the group purchasing organization.

  Independent Laboratories

        For the year ended December 31, 2002, independent laboratories represented approximately 29% of our net revenue. Regional and national independent laboratories together comprise more than 1,300 accounts in the independent laboratory segment that we can potentially serve. Regional independent laboratories typically receive test requests directly from physicians. Regional laboratories will perform the routine tests and outsource the esoteric assays to an esoteric national laboratory like us. Although other national independent laboratories perform some esoteric testing, they may outsource to us any esoteric assays they are unable to perform and also honor requests from physician specialists who specify that we perform particular assays.

        In October 1999, we entered into a multi-year agreement with Unilab Corporation pursuant to which it agreed to refer to us, until the agreement expired in October 2002, at least 90% of the esoteric laboratory services it outsources each year or, in the event of a change of control of Unilab or the purchase by Unilab of a licensed clinical laboratory with a test menu materially broader than that of Unilab, at least $800,000 of esoteric laboratory services per month. As announced in April 2002, and completed in February of 2003, Unilab was acquired by Quest Diagnostics, Inc. Following the expiration of our multi-year agreement with Unilab, in October 2002, we experienced a significant decline in the test volumes sent to us from Unilab. We entered into a new agreement with Unilab in October 2002 that allows for an orderly transfer and wind-down of work in light of the acquisition of Unilab by Quest. As part of this wind-down, in March 2003 Unilab provided us notice that it would stop sending us certain tests covered under the new agreement. For the year ended December 31, 2002, Unilab represented approximately 10% of our net revenues.

  Physician Specialists and Others

        For the year ended December 31, 2002, physician specialists comprised approximately 8% of our net revenue and represented approximately 800 accounts. Currently, there are more than 200,000 physician specialists in the U.S., of which approximately 120,000 fall directly into our targeted medical specialties. Although they account for a small percentage of direct net revenue, physician specialists can influence the clinical acceptance of an assay, and can specifically influence laboratory choice by specifying that a particular specimen be sent to us or by ordering a particular assay that is unique to or branded by us.

        Our remaining net revenue is derived primarily from clinical trials drug development testing. Our clinical trials business focuses primarily on pharmaceutical and biotechnology companies trying to develop new drugs. We offer these companies customized assays to aid in the study and development of new therapeutic agents and applications. Testing services for the drug development market comprised approximately 2% of our net revenue for the year ended December 31, 2002. We believe that companies may choose us for their drug development testing because of our experience in developing new assays.

Payors, Billing & Reimbursement

        We typically bill our customers, such as hospitals or other independent laboratories, directly. In some instances, we bill the individual patient directly or third party payors such as Medicare, Medicaid or private insurance. The following table illustrates our payor mix as a percent of net revenue:

	Years Ended December 31,
	2000	2001	2002
Customer	82.6%	82.9%	85.4%
Patient	10.1%	10.2%	8.0%
Medicare	4.0%	3.4%	2.9%
Medicaid	1.5%	1.4%	1.9%
Other Insurance	1.8%	2.1%	1.8%

Total	100.0%	100.0%	100.0%

        All of our billing and payment functions are executed through a centralized computerized billing system. Our web-based DataPassportMD® product collects required billing information for Medicare, Medicaid and other insurance reimbursements at the time of assay ordering.

Information Technology

        We have invested significant resources into proprietary information technology that accelerates and automates test ordering and results reporting with our customers. These information technology products, branded as DataPassport® and Outreach Express®, are designed to take advantage of Internet-based technologies. Although some customers only require a simple electronic transfer of orders and results, others are seeking solutions to help them connect disparate systems or connect physician practices associated with laboratory outreach programs. Compared to other currently available information technology applications designed to have similar functionality, we believe all of our information technology products have the advantages of faster system implementation, greater ease of use and lower customer costs. We have also invested resources designed to provide patient confidentiality and compliance with governmental regulations regarding data privacy and security.

        In 1998, approximately 40% of our transactions were transmitted electronically, principally through direct computer-to-computer links with a small number of our largest customers. At that time, we began a customer-focused information technology initiative to effectively utilize the Internet and provide electronic connectivity to large and small customers alike. Today, more than 80% of the transaction volume with our customers is transmitted electronically.

        Our current offering of information technology products include DataPassport® client interface module, DataPassportMD® and Outreach Express®. We believe that our evolving suite of information technology products will continue to lead to greater customer loyalty, a reduction of data entry errors, acceleration of test ordering and results reporting, and substantial cost savings. The security features on our information technology products are intended to protect the confidentiality of patient information in accordance with state and federal law.

  DataPassport® Client Interface Module

        Because of the volume of assays ordered, our larger accounts require a direct connection between us and their Laboratory Information System, also known as LIS, to streamline the assay ordering and results reporting process. Traditional methods of connecting directly with a customer's LIS system are generally cumbersome and require a significant amount of time to implement because such links are dependent on the involvement of a third party LIS vendor to assist in software programming. Our DataPassport® client interface module greatly decreases this implementation lag-time and bypasses the need for the LIS vendor by emulating the hospital's LIS data format. Consequently, our client interface module may be operative within six to eight weeks, as compared with six months or more for traditional computer-to-computer links. The client interface module also provides additional features not available with traditional computer-to-computer links, such as assay and physician utilization reports, and a flexible architecture that can accommodate future expansion and require fewer internal customer resources.

  DataPassportMD®

        We believe this product is the most widely used web-based laboratory order entry and resulting system in hospitals today. Currently, approximately 1,200 of our customers are using DataPassportMD®. One of the key benefits of DataPassportMD® is that it permits electronic order entry and results reporting for our smaller volume customers, and can be used alone or as part of a flexible architecture. DataPassportMD® does not require any specialized hardware at the user site, making implementation almost immediate. We have added unique features to enhance the order entry and results reporting screens, including on-line access to our proprietary "use and interpretation of tests" books, graphical reporting features and extensive report generation tools for monitoring test or customer usage. We believe this product is user friendly, requiring only simple training for system users and on-site data maintenance.

  Outreach Express®

        We anticipate that our hospital and independent laboratory customers wishing to grow their testing business will use Outreach Express®. This product is intended to allow these customers to connect with physicians directly over the Internet. Outreach Express® uses the functionality of DataPassportMD® and is hosted through our servers. The advantages to these customers are that no specialized hardware must be purchased and the entire information technology product can be supported outside their laboratory. We designed Outreach Express® to enable physicians to access assay results from hospitals and independent laboratories electronically and, thus, more quickly than receiving such information manually. We believe that Outreach Express® provides these customers with a competitive advantage in their respective market. By aiding these customers in their outreach efforts, we believe that they will continue to utilize our services. We currently have Outreach Express® in production at eleven sites.

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

        As part of our continuing emphasis on productivity improvements, we have developed an ancillary system to TARO™ that is designed for high-throughput, precise aliquoting. This automated system, known as the Harmonized Assignment of Nanoliter Aliquots, or HANA™, we believe is substantially reducing the traditional manual process of dividing specimens into smaller components when multiple tests are requested on a single patient. Like TARO™, this system is expected to deliver higher quality service levels to our customers while at the same time improve our operating efficiencies. This system became operational in second half of 2002. Due to the precision of this automation, HANA™ had an immediate impact by identifying patient samples as containing insufficient specimen volume for tests to be performed, and thus lowering the number of patient samples that had to be handled.

        We utilize information technology applications extensively in conjunction with automated specimen management systems at the analytical site within the laboratory. We will continue to explore other projects to enhance our processes for improved accuracy and productivity.

Research and Development

        The role of R&D at Specialty continues to be the driving force of new assay development, evaluating alternatives to costly diagnostics, improving existing assay performance and commercializing existing technologies developed by our strategic partners. Our new, more focused approach on assay development will result in a smaller number of tests developed than in the past, and a greater emphasis on revenue opportunities. Our process of creating a new assay begins with input from many sources, including our scientific team, our marketing department, scientific symposia, customers, and scientific journals. A team composed of representatives from R&D, marketing and operations evaluates the potential for a proposed assay, examining issues from disease prevalence to production costs. In addition to clinical utility of the tests, we review other decision-making variables such as physician acceptance, relationship to an available therapeutic, reimbursement, and other variables impacting the possible success of a test release. All of our R&D efforts have been company-sponsored. No R&D efforts have been sponsored by our customers. R&D spending has averaged $2.2 million per year for the past three years. Our R&D efforts enable us to grow revenues, increase market share and command premium pricing for many of our assays.

        To advance our internal development efforts of new technology applications, we seek strategic partners whose technology can be applied to a variety of disease conditions and produce advantages related to accuracy, performance, and speed of testing or cost reduction.

Strategic Partnerships and Licensing Arrangements

        We actively pursue strategic partnerships with the developers of both new diagnostic assays and new platform and process technologies that accelerate assay development and commercialization. Such relationships allow us to expand our range of offered services, reduce our costs and increase the accuracy of performing assays. In addition, some of these agreements provide us with the potential to collect royalties from diagnostic product manufacturers for assays that we commercialize using such technologies.

  New Assay Technologies

        During the past two years, we licensed intellectual property that has enabled us to commercialize several new assays. Among them are Phenoscript™, an HIV phenotyping assay that we licensed from VIRalliance, a subsidiary of Paris-based BioAlliance Pharma; TPMT, a genetic marker for reduced metabolism of thiopurine-based drugs that we licensed from DNA Sciences; and COL1-A1, a genetic marker for predisposition to osteoporosis that we licensed from Axis-Shield. We anticipate that licensing new-assay intellectual property will be increasingly important in the future.

  Platform and Process Technologies

        We have a large and growing number of diagnostic platform and process technology partners, including:

  •
  Beckman Coulter's Progressive MicroArray™ platforms and Universal Linkers™ technology for multi-analyte detection and quantitation.

  •
  Luminex' xMAP™ Technology for multi-analyte detection and quantitation. Two assay panels (with 6 and 13 analytes, respectively) have been commercialized on this platform to date.

  •
  Epoch Biosciences' technology which improves performance of assay systems for molecular analysis that is used to monitor therapeutic response in patients with cancer. Two such assays for leukemias have been developed and commercialized.

  •
  Third Wave Technologies' novel DNA detection system for rapid and accurate detection of SNP's. We have successfully commercialized six assays with the Invader technology.

  •
  Gen-Probe's patented TMA technology for assaying for viruses and bacteria with sensitivity greater than PCR or LCX. We have successfully launched two assays using the Gen-Probe technology.

Proprietary Rights

        We protect the proprietary methodologies for assays developed by our R&D group as our trade secrets. All of our employees and consultants sign a proprietary information and inventions agreement upon hiring. To date, we have experienced no known material theft of trade secrets. We have copyrighted the proprietary software developed for products such as DataPassport®, DataPassportMD®, Outreach Express® and TARO™. We also have obtained copyright registrations, as appropriate, for our published books and clinical information which we provide either electronically or in print to requesting clinicians. Many of our assays are branded products and we have applied for trademark registrations accordingly. We also have registered marks used in our clinical information and other advertising materials.

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

        Neither NIH nor Chiron has filed suit against us, though we cannot provide any assurances that they will not do so in the future. We intend to defend any such suit that may arise vigorously and to assert all available defenses to allegations of patent infringement that would be available to us. Such suits could be expensive to defend and could divert management's time and resources, regardless of the merit or validity of any such suit. Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and if we were found to have infringed the patents at issue, including those of NIH and of Chiron, we could be forced to pay substantial damages, including possible treble damages for allegations of willful infringement.

Competition

        The esoteric clinical laboratory business is highly competitive and is dominated by several national laboratories, as well as many smaller niche and regional organizations. Our primary competitors include large independent laboratories, such as Quest Diagnostics and Laboratory Corporation of America Holdings, or LabCorp, that offer a wide test and product menu on a national scale. These large national independent laboratories have significantly greater financial, sales and logistical resources than we do and may be able to achieve greater economies of scale, or establish contracts with payor groups on more favorable terms than we can. We also compete with smaller niche laboratories, like Impath and Athena Diagnostics, that address a narrow segment of the esoteric market by offering very specific assay menus. Finally, institutions that are affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional University Pathologists, generally lack the advantages of larger commercial laboratories, competing with us on the limited basis of a perceived higher quality of service.

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

Quality Improvement

        We maintain a comprehensive quality improvement program that monitors and evaluates performance to ensure accuracy and precision in pre-analytical, analytical, and post-analytical processes of clinical laboratory testing. The processes are documented with policies and procedures that are based upon nationally standardized guidelines on test performance and results interpretation. This also includes the routine monitoring of control results, and blind specimen submissions to assess accuracy and reproducibility. We believe that we have obtained all appropriate approvals and licenses for providing clinical laboratory testing services. We participate in numerous quality and proficiency testing programs, including the proficiency programs administered by the College of American Pathologists and other state, national and international programs. In addition, the laboratory participates in the College of American Pathologists Laboratory Accreditation Program, which requires inspection by outside experts and self-evaluation.

        All laboratory testing and associated processes are described in written policies, procedures and validations under electronic document control. These documents include instructions for routine monitoring of quality control data, tolerance limits, and corrective actions taken if tolerance limits are exceeded.

Government Regulation

  Antifraud Laws/Overpayments

        Numerous federal and state laws provide for penalties in connection with improper billing practices involving healthcare services. Remedies under these laws include imprisonment, monetary penalties, multiples of damages, asset forfeitures, and exclusion from federal and state healthcare payment programs. These laws include, among others, the federal False Claims Act, which prohibits the submission of fraudulent claims in connection with Medicare, Medicaid and certain other governmental programs. Monetary penalties of up to $11,000 for each improper claim plus treble damages can be recovered under the False Claims Act. In addition to direct suits by the federal government, the False Claims Act authorizes private parties to bring suit on behalf of the government against providers and entitles such a person to a portion of any final recovery. In addition, the Social Security Act provides for civil monetary penalties of up to $10,000 for each service improperly billed for and recovery of treble damages for services which are fraudulently billed to the Medicare program or a Medicaid program. Providers convicted of any criminal offense relating to their provision of Medicare or Medicaid covered services or of certain felonies in connection with other private or governmental healthcare programs are subject to mandatory exclusion from the Medicare and Medicaid programs. In addition, the federal Centers for Medicare & Medicaid Services (CMS) (formerly known as the Health Care Financing Administration or HCFA) may exclude from the Medicare and Medicaid programs any provider convicted under state or federal law of certain offenses relating to fraud or other misconduct in connection with the provision of health care services, or who has been subjected to a civil monetary penalty under the above-described provisions of the Social Security Act. CMS also may suspend Medicare payments to any provider it believes has engaged in fraudulent billing practices. Remedies generally similar to those described above are also available to state Medicaid programs, and California law also denies Medi-Cal enrollment to any provider that has entered into a settlement in lieu of conviction for fraud or abuse in any government program and further provides that a provider that is under investigation by certain government agencies for fraud or abuse shall be subject to temporary suspension from the Medi-Cal program.

        The federal government has investigated and continues to investigate the billing practices of numerous clinical laboratories. Such investigations and related litigation have involved a broad range of issues, including the practices of laboratories of grouping tests into panels for billing and ordering purposes, the marketing of tests to physicians, billing for hematology tests and indices, billing for tests not performed, double billing, billing for tests which are not medically necessary, improper coding, and numerous other potentially improper practices. These investigations have resulted in all of the largest national independent laboratory companies, as well as many regional and local laboratories, having entered into settlement agreements in amounts that in several instances have exceeded $100 million. While most fraud enforcement activity has involved the Medicare and Medicaid programs, lawsuits by private insurance companies based upon fraud theories are also common. To our knowledge, we are not subject to any investigations or lawsuits alleging fraudulent billing practices. However, there can be no assurance that our activities will not be challenged under the fraud laws in the future.

        Independent of fraud allegations, Medicare and Medicaid programs and private payors may retroactively determine that certain payments for services must be repaid due to a failure to satisfy applicable payor requirements. Significant delays in or recoupments of payments could have a material adverse effect on our revenues.

  Laboratory/Physician/Hospital Relationships

        "Self-Referral" Legislation.    We are subject to "self-referral" prohibitions under federal Medicare law, commonly known as the Stark Law and to similar restrictions of California law, such as the Physician Ownership and Referral Act, which apply to referrals by California physicians. We are also subject to similar self-referral laws of several other states in which we conduct business. When taken together, these restrictions generally prohibit us from billing the patient or any governmental or private payor for any test when the physician ordering the test, or any relative of such physician, has an investment interest in, or compensation arrangement with us.

        Both the Stark Law and the Physician Ownership and Referral Act contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has shareholders' equity of $75 million at the end of its most recent fiscal year, and satisfies certain other requirements. California's self-referral restrictions applicable to referrals of workers' compensation testing also contain a similar exception, except that this exemption requires that total gross assets at the end of the laboratory's most recent fiscal year has to be at least $100 million. At our fiscal years ended December 31, 2002, 2001 and 2000, our shareholders' equity and total assets exceeded $100 million, and we are therefore now entitled to the benefit of the public company exemptions. However, the public company exemptions most likely were not available to us prior to January 1, 2000. Because many of our shareholders hold stock in the name of their stock brokerage firm, it may not have been possible for us to fully comply with the self-referral requirements prior to our qualifying for the public company exemptions. Despite the public company exemptions, we will need to monitor our compensation relationships with physicians under the self-referral laws on an on-going basis. For example, our provision of information technology support to physician customers must be carefully structured in order to comply with the self-referral laws. Laboratories which violate the Stark Law must refund any amounts collected in connection with prohibited referrals and are also subject to monetary penalties of $15,000 for each test improperly billed for and exclusion from the Medicare and Medicaid programs. In addition, billings for services where the referral was prohibited may be actionable under false claims statutes. Substantial penalties may also be imposed in the event of Physician Ownership and Referral Act violations. Although we believe that we are in compliance in all material respects with the Physician Ownership and Referral Act and the Stark Law, there can be no assurance that we will not be found to be in violation of these laws in the future. In addition, other states have self-referral restrictions with which we may have to comply that may differ from those imposed by federal and California law.

        Regulations implementing and interpreting certain provisions of the Stark Law were released by CMS with an effective date of January 4, 2002. Provisions contained in the regulations which define the types of indirect compensation relationships to which the Stark Law applies and which create new exceptions for certain types of financial relationships may have some relevance to us. In addition, the regulations interpret an exception under the Stark Law which allows laboratories to provide physicians with supplies used solely to collect, transport, process or store specimens. CMS believes this exception is limited to items of low value, such as single use needles, vials and specimen cups, and that biopsy needles, and similar items such as snares, reusable aspiration and injection needles and sterile gloves, do not function solely as specimen collection devices, and therefore trigger the self-referral restrictions if they are provided without a fair market value charge. However, California's self-referral restrictions contain no exemption which would allow such items to be sold to physicians, even at fair market value, and a laboratory complying with CMS interpretations may be required to have its California physician customers obtain the restricted types of supplies from third parties. The Stark Law regulations also acknowledge that a laboratory's provision of the services of a phlebotomist without charge is permitted so long as the phlebotomist performs solely laboratory functions for the laboratory providing the phlebotomist. Because the prior regulations largely implemented the Stark Law as it applies to clinical laboratory services, we do not believe that the 2002 regulations will have any material impact on us.

        Anti-kickback Laws.    The federal Medicare/Medicaid anti-kickback statute prohibits laboratories from paying remuneration as inducement for referrals of patients or specimens for testing paid for by the Medicare or Medicaid programs. Certain practices that might otherwise violate the anti-kickback statute are protected under certain "safe harbor" regulations which have been promulgated by Medicare's Office of Inspector General (OIG). Based upon a federal court decision specifically considering physician ownership of laboratories and an anti-kickback safe harbor regulation applicable to investments in certain publicly traded companies, we believe that a challenge to physician investments in our company is unlikely.

        A number of business practices in the clinical laboratory industry have been criticized by the OIG, including the provision of phlebotomy staff to clients who perform clerical or other functions for the client which are not directly and solely related to the collection or processing of laboratory specimens, the provision of computers or fax machines to clients which are not used exclusively in connection with performance of the laboratory's work, the lease of space in a physician's office for rent which exceeds the fair rental value of such space, certain acquisition agreements where the sellers may make referrals to the buyer after the sale and other compensation relationships between laboratories and entities from which they receive referrals, or to which they make referrals, if such relationships are intended to induce referrals. In addition, the OIG has indicated that discounts given by laboratories to clients with respect to their private pay patients and/or HMO patients must not be intended to induce referrals of Medicare or Medicaid patients by the client to the laboratory. Our business practices are governed by the anti-kickback laws, including our negotiated discounted pricing arrangements, our participation in group purchasing organizations and provision of information technology to our customers. We believe the Office of Inspector General's concerns regarding discounts should not apply to us, in part because of statutory exceptions and safe harbor regulations are available to protect certain discounts offered to customers. We also believe that certain payments we make to group purchasing organizations are protected under a safe harbor regulation.

        Many states, including California, also prohibit payments from being given to physicians, hospitals or others by clinical laboratories as compensation or inducement for referrals of patients or test specimens, regardless of the source of payment for such testing. In addition, laboratories offering pricing to their customers that is more favorable than that offered directly to patients may be deemed to pay prohibited kickbacks under state laws. However, we believe that a kickback will not result under California law if the laboratory's customer passes all of such discount to its patients in the form of lower testing charges. Because we expect our California customers to comply with the "pass through" requirements applicable to them, we do not believe that any favorable pricing we offer to California physicians or hospitals violates California's anti-kickback laws. However, it is possible that markups by our non-California customers who are not bound by anti-markup restrictions may implicate anti-kickback laws.

        Any action taken against us under the Medicare/Medicaid anti-kickback statute could result in criminal penalties being imposed pursuant to the U.S. Sentencing Guidelines, civil monetary penalties of $50,000 per violation plus treble damages, and exclusion from Medicare and Medicaid participation. Laboratories that violate the California anti-kickback laws or similar anti-kickback, anti-markup, or direct billing laws of other states may be subject to loss of licensure and substantial fines.

        While we believe that we are in compliance in all material respects with the anti-kickback statutes, there can be no assurance that our relationships with physicians, hospitals and other customers will not be subject to investigation or a successful challenge under such laws. If imposed for any reason, sanctions under the anti-kickback laws could have a material adverse effect on our business.

  Certification and Licenses

        We are required to maintain various federal and state licenses, certifications and permits. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988 (CLIA),

which subject clinical laboratories to national standards. Because of the location of our laboratory in Santa Monica, licensure is also required under the laws of the State of California. Since we perform patient testing from all states, we hold licenses in additional states where such licensure is required by local state law, including Florida, Maryland, New York, Pennsylvania, Ohio, West Virginia, and Rhode Island. Our laboratory is also accredited with distinction by the College of American Pathologists, a private accrediting agency that has deemed status under CLIA.

        The federal and state agencies have established requirements and detailed specifications for the day-to-day operation of a clinical laboratory. These requirements address: training, education, and competency of testing and supervisory personnel; design and implementation of a scientific quality control program; documents that fully characterize method performance (validations) and execution (procedures); and a comprehensive quality improvement program. In addition, federal law mandates performance in a graded and CLIA-approved proficiency testing program. This involves testing of unknown specimens that have been specifically prepared for the laboratory to evaluate performance. A final rule revising the CLIA regulations was published on Januarys 24, 2003. This new regulation deals primarily with quality control procedures, and we do not expect that the new regulations will have a significant impact upon us. If a laboratory is out of compliance with CLIA or other applicable requirements, CMS and/or the California Department of Health Services (CDHS) may assess substantial civil money penalties, restrict tests that the laboratory may perform, impose specific corrective action plans, suspend the laboratory's approval to receive Medicare and Medicaid payments, and/or suspend, revoke or limit the laboratory's CLIA certificate or state license. If a laboratory's CLIA certificate or state license is suspended or revoked, its ability to perform further testing is terminated. In addition, certain types of non-compliance may make a laboratory's services ineligible for reimbursement under Medicare and/or Medicaid programs, even in the absence of any formal enforcement action. Sanctions imposed by individual states may restrict testing for residents of that state.

        In June 1999, CMS informed us that we were not in compliance with CLIA regulations pertaining to specific quality assurance functions, and imposed certain fines in connection therewith. After a CMS resurvey in June 2000, we were able to satisfy CMS that we were in compliance with the applicable requirements. We appealed the fine imposed by CMS, and subsequently settled the matter by paying CMS the sum of $87,400.

        In June and October 2001, we underwent unannounced inspections by CDHS representing both the State of California and acting as agent of CMS under CLIA. As a result, we were cited by CDHS with 20 deficiencies under California law and CLIA. A separate statement indicating 12 overlapping deficiencies under CLIA was issued by CMS in February 2002 based upon the same inspections. We submitted a response and corrective action plan to CDHS in December 2001 in response to the CDHS statement of deficiencies. A more detailed response and corrective action plan was submitted to CMS in February 2002 in response to the CMS statement of deficiencies. By letter dated February 28, 2002, CDHS determined that the December 2001 submission did not constitute a credible allegation of compliance.

        By letter dated March 28, 2002, CDHS notified us of its intent to impose sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited on November 28, 2001 following laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law.

        By letter dated April 12, 2002, CMS notified us of its conclusions regarding the laboratory inspections in June and October 2001. CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our CLIA certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002.

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

        On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's right to bill Medicare and Medicaid for its testing services was reinstated as of June 19, 2002, and that all actions against our CLIA certificate were rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. However, because CMS had imposed its sanctions retroactively to February 22, 2002, we had billed Medicare and Medicaid programs for some services before we were notified of the actual imposition of the sanctions by CMS on April 12, 2002. We have sought guidance from CMS as to how the period of retroactive sanctions should be treated, and we have set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until we receive additional guidance from CMS. We also did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 did not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

        In October 2002, the College of American Pathologists (CAP) completed a regularly scheduled inspection of our laboratory facilities. The CAP inspection found that we had met the CAP requirements and standards for accreditation, and CAP issued us its Accreditation with Distinction as a result of the October 2002 inspection.

  Compliance

        We have reviewed the pertinent regulations of CLIA and related rulings and policy guidelines and believe that our business practices adhere to the stated requirements in all material respects. We will continue to monitor legislation and implement required guidelines or regulations. However, there can be no guarantee that we will pass all future inspections or otherwise be found to be in full compliance with these and other regulations.

        In addition, the Department of Health and Human Services' (HHS) Office of the Inspector General has suggested that laboratories adopt a written compliance plan to promote standards of ethics and business practice that will help to prevent fraudulent conduct. We have adopted such a compliance plan, and have a Compliance Officer to assist us with our compliance with these ethics and business practices, as well as applicable state and federal regulations relating to billing, structuring of relationships between ourselves and our partners and clients, and with other non-CLIA requirements.

  "Corporate Practice" of Medicine

        California law, as well as the laws of many other states, prohibit physicians from sharing professional fees with non-physicians such as laboratories, and prohibit non-physicians from practicing medicine, including pathology, and from employing pathologists or other physicians. California law provides that the practice of medicine without a license is a misdemeanor, and a violation of the laws governing the practice of medicine could be a basis for assessment of fines and penalties, imposition of a cease and desist order, and the suspension or revocation of a California laboratory license. State and federal law also prohibit us from being compensated for referrals we make to our pathologists. We have previously employed pathologists, and are restructuring our relationships with pathologists in a manner that we believe does not violate the prohibitions against the "corporate practice" of medicine in any material respect. We do not believe that any violations which we may have committed in the past are likely to result in sanctions that would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

  Regulation of Genetic Testing

        The federal Food and Drug Administration (FDA) regulates the manufacture of medical devices, including laboratory testing equipment, diagnostic kits and certain reagents. While the FDA believes that it has authority to regulate tests developed by laboratories for their own use, the FDA, to date, has allowed the development of such tests to proceed under the regulations under CLIA governing a laboratory's development of its own assays. The FDA is testing methods for laboratories to register their in-house assays. The FDA has also subjected the commercialization of certain immunohistochemical stains, tumor markers and analyte specific reagents to limited regulation, and requires us to make certain disclosures in connection with their use. In addition, the FDA has announced that it is evaluating whether it should regulate analyte specific reagents as either Class II or Class III medical devices. The federal Centers for Disease Control and Prevention (CDC) is revising the regulations under CLIA to specifically recognize and regulate a genetic testing specialty. In addition, the Department of Health and Human Services' (HHS) Secretary's Advisory Committee on Genetic Testing (SACGT) until recently advised HHS as to various issues raised by the development and use of genetic testing. SACGT published recommendations that included FDA review of individual tests, and augmentation of revised CLIA standards to be written by the CDC. In January 2003, HHS indicated it is still assessing the feasibility of regulating in-house genetic testing, and HHS recently created a new committee, the Secretary's Advisory Committee on Genetics, Health and Society, to take over and expand on the role of SACGT. Our existing and future assays may be subject to federal regulatory approval similar to the pre-marketing approval process that the FDA applies to drugs and medical devices, or may be subject to other increased regulatory standards, which could have a negative effect on our business. If the FDA seeks to regulate in-house genetic testing, depending the nature and scope of such regulation, it could have detrimental effect on our business. At the state level, the New York State Department of Health now requires detailed review of our scientific validations and technical procedures for each assay before approval for NY residents; the level of scrutiny delays test availability.

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

Changes in Laboratory Reimbursement

  Health Care Reform

        A number of proposals aimed at reducing healthcare costs or increasing healthcare insurance coverage have been considered in recent years which, if enacted, would have affected major reforms of the healthcare system. Such proposals include: decreases in reimbursement amounts, increased enrollment of Medicare beneficiaries in managed care systems, increased availability of health insurance to individuals and to small businesses, requirements that all businesses offer health insurance coverage to their employees, the provision of tax credits for purchase of health insurance, the formation of regional "health alliances" to act as healthcare purchasing agents and the creation of a government health insurance plan that would cover all citizens. We cannot predict whether any of these or other proposals will be adopted at the state or federal levels, or what effect, if any, such proposals would have on our business.

  Reductions to Medicare or Medicaid Fee Schedules

        For testing performed other than for hospitals, nursing facilities and other laboratories, laboratories are required to bill Medicare and Medicaid directly, and generally must accept reimbursement from these programs as payment in full for services performed for Medicare and Medicaid patients. Such direct billings by us to Medicare accounted for approximately 3.4% of our net revenue in 2001 and approximately 2.9% of our net revenue for 2002. Medicaid net revenue was approximately 1.4% of our net revenue in 2001 and 1.9% of our net revenue in 2002. However, a substantial portion of the testing for which we bill our hospital and independent laboratory customers is for Medicare and Medicaid patients, and we do not know the percentages of our net revenue that are indirectly derived from these programs. Any pricing pressure exerted by these programs on our customers may cause them to reduce their payments to us.

        Congress has established maximum fee schedules for clinical laboratory testing performed for Medicare beneficiaries, excluding hospital and nursing facility patients. Payment by Medicare for laboratory services performed for hospital inpatients and outpatients and for nursing facility inpatients is included in the prospective payment rates paid to the patient's facility. State Medicaid programs are prohibited from paying more for testing than the Medicare fee schedule amounts and, in most instances, they pay significantly less. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Maximum reimbursement rates for clinical laboratory testing have subsequently been substantially reduced, and it should be expected that such fee schedules will be further reduced in the future. For example, a ceiling on Medicare and Medicaid payments to laboratories commonly referred to as the "national cap" amount has been reduced numerous times in recent years, and most recently was set by Congress at 74% of the national median of local fee schedules. However, while Congress had eliminated consumer price index increases to the national cap and local fee schedules through the year 2002, a 1.1% inflation increase to the fee schedules (and therefore also to the national cap) was made for 2003. Medicare reimbursement has also been reduced from time to time by an effective rate of between 1% and 2% pursuant to Gramm-Rudman-Hollings sequestration. In addition, from time to time, proposals have been made that beneficiary cost sharing again be applied to laboratory testing paid for by Medicare. If such a proposal were adopted, the costs of billing and collecting co-payment amounts and associated bad debt could reduce the revenue actually realized by laboratories.

        In December 2002, the Centers for Medicare & Medicaid Services ("CMS") issued a new Interim Final Rule which sets forth the process for establishing a "realistic and equitable" payment amount for all Medicare Part B services (except physician services and services paid under a prospective payment system) when the existing payment amounts are determined to be inherently unreasonable because they are either "grossly excessive or deficient." We cannot predict what effect, if any, this rule and its implementation will have on our business.

        Current economic conditions have caused many states to face substantial budget shortfalls. As a result, many states are considering reducing payments made to providers of health care services by their Medicaid programs. As an example, California's governor has announced his intention to propose a budget that would generally reduce Medi-Cal reimbursements by 15%. CDHS has announced that laboratories will not be exempted from any cuts that may be made. Based upon the limited information available, it appears that such cuts may become effective as early as July 1, 2003. As a result, substantial reductions may be made in the future to our Medi-Cal reimbursements, and it is possible that we will face substantial reductions in the reimbursement which we receive under other states' Medicaid programs as well.

        Medicare Reimbursement for Technical Component of Hospital Pathology Services.    In the past, independent laboratories have been permitted to bill for the technical component of certain pathology services which are performed for Medicare hospital patients. CMS promulgated regulations to end such separate billing as of January 1, 2001. Congress has enacted legislation delaying implementation of the CMS rules until January 1, 2003 for hospitals who had qualifying outsourcing contracts for pathology services in place as of July 22, 1999. While legislation was introduced in Congress in 2002 to further delay implementation of the new requirements, no such legislation was enacted. It is expected that Congress will take this issue up again in 2003. On January 17, 2003, CMS issued a program memorandum instructing carriers to continue payment for these services indefinitely. It is not clear if or when the new requirement will come into effect, or what time period it will cover. Any such services we perform for hospitals without qualifying arrangements or after the new requirements become effective will have to be billed to the patient's hospital. Hospitals will receive no additional reimbursement from Medicare for these pathology services provided to inpatients, and reimbursement for these services under the new outpatient prospective payment system may be lower than it was previously. Such changes therefore may result in a reduction in the payments we receive from hospitals for these services.

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

        Contracts for Laboratory Services.    Proposals have been made to require competitive bidding procurement of Medicare laboratory testing services. CMS is required to complete five Medicare bidding demonstrations involving various types of medical services and CMS is expected to include a clinical laboratory demonstration project in a metropolitan statistical area. Similarly, California legislation enacted several years ago required the implementation of a program of negotiated laboratory service contracting for the Medi-Cal program. The Medi-Cal program has announced its intent to move forward with implementing its contracting program, but has not yet announced details as to how the contracting program will work. While it is expected that contracts will be entered into with many laboratories, there can be no assurance that we will be allowed to participate under the new program or that we will be able to enter into contracts on favorable terms. In addition, a large portion of the Medi-Cal program has been converted into a managed care system, resulting in negotiated laboratory service contracts between laboratories and other providers of healthcare services. Increased enrollment of Medicare or Medicaid beneficiaries in HMOs or negotiated contracting arrangements may also result in a larger portion of our business being subject to negotiated contracts with payors.

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

  Requirements of Diagnosis Codes

        Certain tests are only reimbursable by Medicare when the laboratory submits an appropriate diagnosis code which it has obtained from the ordering physician. California's Medicaid program, known as Medi-Cal, has also adopted, a policy requiring that a diagnosis code be submitted in connection with all bills for laboratory tests which are submitted to the Medi-Cal program where Medicare would require a diagnosis code if it were being billed for the tests. To the extent that the requirements for such diagnosis codes are expanded to additional tests or are adopted by additional Medicaid programs or by private insurance programs, or we are unable to obtain required codes from physicians, our reimbursement could be adversely affected.

  Privacy of Medical Information

        The confidentiality of patient medical information is subject to substantial regulation by state and the federal governments. Specific state and federal laws and regulations govern both the disclosure and use of confidential patient medical information, as well as access of patients to their own medical records. Similarly, many other federal laws also may protect such information, including the Electronic Communications Privacy Act of 1986 and federal laws relating to confidentiality of genetic testing results, mental health records and substance abuse treatment records.

        Congress passed the Health Insurance Portability and Accountability Act, known as HIPAA, in 1996. Among other things, HIPAA calls for the establishment of national standards to facilitate the electronic exchange of health information and to maintain the security of both the health information and the system that enables the exchange of this information. HHS has promulgated numerous regulations pursuant to its authority under HIPAA, including regulations that pertain to the security of individually identifiable health information that is electronically maintained or transmitted and the privacy of individually identifiable health information that is transmitted, received and maintained in any form or medium. Pursuant to these regulations, all medical records and other patient identifiable health information must be maintained in confidence, must not be used for non-health purposes and must be disclosed to the minimum extent required. In addition, patients must be given a clear notice of their rights and access to their records by laboratories (other than to the extent that access to their records is restricted by CLIA and by state law) and, unless permitted by applicable laws or regulations, a patient's authorization generally must be obtained before information is released. To ensure that these requirements are satisfied, covered entities must adopt appropriate policies and practices, designate a privacy officer, train employees and establish a grievance procedure. The privacy regulations recognize, however, that laboratories have little direct contact with patients, and therefore they allow healthcare providers with an indirect treatment relationship with the patient to use protected health information for purposes of treatment and health care operations without a separate consent. Nonetheless, laboratories will still have to directly address HIPAA regulations in other circumstances.

        In most circumstances, entities covered by HIPAA must be in compliance with the HIPAA regulations by the following compliance dates: (1) privacy regulations by April 14, 2003; (2) electronic transactions regulations by October 16, 2003 (if, like us, the organization covered by HIPAA filed for an extension); and (3) security regulations by April 21, 2005. If we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties. Because laboratory orders and reports fall within the scope of HIPAA, the costs of HIPAA compliance will impact us and others in the clinical laboratory industry. Compliance with the HIPAA rules could require us to spend substantial sums, which could negatively impact our profitability. At this time, we cannot assess the total financial or other impact of the HIPAA regulations upon us. While we believe we will be in compliance in all material respects with the HIPAA regulations when such regulations become effective, our failure to comply could subject us to fines and penalties, and have a detrimental effect on our business.

Recent Developments

        On February 26, 2003, the previously reported acquisition of Unilab Corporation by Quest Diagnostics, Inc. was completed. Unilab previously was one of our largest customers, and now that the acquisition of Unilab is complete, we believe that Quest will ultimately perform the majority of testing previously sent to us by Unilab. We have already seen a reduction in test volumes sent to us by Unilab, and we expect further reductions as a result of the completion of Unilab's acquisition by Quest. On March 3, 2003 Unilab provided us notice that it would stop sending us certain tests covered under a new agreement we reached with them in October 2002.

Employees

        As of December 31, 2002, we employed 704 individuals. Twenty-one are engaged in research and development, 169 in administration and clerical functions, 71 in sales and marketing, 37 in information technology and 406 in our clinical laboratory and related operations. None of our employees are represented by labor unions, and we believe our employee relations are good.

RISK FACTORS

        This Annual Report contains forward-looking statements based on the current expectations, assumptions, estimates and projections about Specialty Laboratories, Inc. and the esoteric clinical laboratory industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Annual Report. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment. Specialty Laboratories, Inc. does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

        In June and October, 2001, we underwent unannounced inspections by the California Department of Health Services, or CDHS, representing both the State of California and acting as agent of the federal Centers for Medicare & Medicaid Services, or CMS, under CLIA. As a result, the laboratory was cited by CDHS with 20 deficiencies under California law and CLIA. A separate statement indicating 12 overlapping deficiencies under CLIA was issued by CMS in February 2002 based upon the same inspections. We submitted a response and corrective action plan to CDHS in December 2001 in response to the CDHS statement of deficiencies. A more detailed response and corrective action plan was submitted to CMS in February 2002 in response to the CMS statement of deficiencies. By letter dated February 28, 2002, CDHS determined that the December 2001 submission did not constitute a credible allegation of compliance.

        By letter dated March 28, 2002, CDHS notified us of its intent to impose sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited on November 28, 2001 following laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law.

        By letter dated April 12, 2002, CMS notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by CDHS. CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our CLIA certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002.

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

        On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's right to bill Medicare and Medicaid for its testing services was reinstated as of June 19, 2002, and that all actions against our CLIA certificate were rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. However, because CMS had imposed its sanctions retroactively to February 22, 2002, we had billed Medicare and Medicaid programs for some services before we were notified of the actual imposition of the sanctions by CMS on April 12, 2002. We have sought guidance from CMS as to how the period of retroactive sanctions should be treated, and we have set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until we receive additional guidance from CMS. We also did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 did not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

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

Food & Drug Administration

        Neither the FDA nor any other governmental agency currently fully regulates the new assays we internally develop. Although the FDA previously asserted that its jurisdiction extends to tests generated in a clinical laboratory, it has allowed these tests to be run and the results commercialized without FDA premarket approval. In January 2003, the U.S. Department of Health and Human Services (HHS) indicated it is still assessing the feasibility of regulating in-house genetic testing, and HHS recently created a new committee, the Secretary's Advisory Committee on Genetics, Health and Society, to take over and expand on the role of the former Secretary's Advisory Committee on Genetic Testing (SACGT). Our existing and future assays may be subject to federal regulatory approval similar to the pre-marketing approval process that the FDA applies to drugs and medical devices, or may be subject to other increased regulatory standards, which could have a negative effect on our business. If the FDA seeks to regulate in-house genetic testing, depending the nature and scope of such regulation, it could have detrimental effect on our business. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not consider testing conducted at a clinical laboratory to require premarketing clearance. Hence, we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations.

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

        Because of uncertainty surrounding the sanctions imposed by CMS, questions about our clients' ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing. As a result, our total accessions declined to less than 614,000 for the fourth quarter of 2002, and may continue to decline for the first quarter of 2003. While we expect accession volumes will stop declining, and will begin to grow again, due to factors including the potential of continued uncertainty of our clients' responses to the regulatory issues we faced in 2002, and the loss of much of our Unilab business, we cannot provide any assurances that our clients will resume sending us specimens for testing, nor can we provide assurances that our accessions will stop declining or begin to increase again.

A significant portion of our net revenue depends on a single customer, Unilab Corporation. If Unilab reduces or stops sending us specimens for testing, our business may suffer.

        For the years ended December 31, 2002 and 2001, services to Unilab Corporation accounts comprised approximately 10.0% and 8.0% of our net revenue, respectively. We previously entered into an agreement with Unilab in which it agreed to refer to us, until the agreement expired in October 2002, at least 90% of the esoteric laboratory services it outsources each year or, in the event of a change of control of Unilab or the purchase by Unilab of a licensed clinical laboratory with a test menu materially broader than that of Unilab, at least $800,000 of esoteric laboratory services per month.

        On April 2, 2002, Quest Diagnostics Inc. announced that they had entered into an agreement to acquire Unilab, and in February 2003 Quest completed its acquisition of Unilab. As a result, we believe that Quest will ultimately perform the majority of testing previously sent to us by Unilab. Due to the pending acquisition, Unilab did not renew our agreement, which expired in October 2002, and we experienced a significant reduction in testing volumes sent to us from Unilab in November and December of 2002. In October 2002, we entered into a new agreement with Unilab which should provide for a more orderly reduction of the remaining testing volumes. However, the new agreement does not obligate Unilab to provide us with minimum assay referrals, and is cancelable by either party upon thirty days prior notice. We have already seen a reduction in test volumes sent to us by Unilab, and we expect further reductions as a result of the completion of Unilab's acquisition by Quest. If the new agreement with Unilab is terminated, or if Unilab starts performing certain testing at its own facilities, they may further reduce or stop sending specimens to us for testing. In March 2003, Unilab provided us notice that it would stop sending us certain tests covered under the new agreement. We expect Unilab's purchase of our services to be materially reduced during 2003. However, we cannot predict what the timing or extent of volume loss from Unilab will be, and such reductions or loss of testing volume may significantly impact other future quarters. Any reduction in the purchase of our service by Unilab will decrease our net revenue.

Some of our customers are also our primary competitors. If they reduce or discontinue purchasing our assays for competitive reasons, it will reduce our net revenue.

        Some of our customers, such as Quest, LabCorp, Mayo and ARUP, also compete with us by providing esoteric testing services. They often refer assays to us that they either cannot or elect not to perform themselves. During 2002, we have seen a significant decline in test volumes referred to us from our competitors. For the year ended December 31, 2002, sales to our competitors were less than 4% of our net revenue as compared to more than 6% of our net revenue for the year ended December 31, 2001. These parties may decide not to refer assays to us because they wish to develop and market assays similar to ours, and we may experience a further decline in our net revenues from these competitors. For example, in July 1997, SmithKline Beecham Clinical Laboratories, or SmithKline Labs, began to significantly limit the number of assays it referred to us. We believe that SmithKline Labs terminated its relationship with us because it decided to offer assays similar to ours. In 1996, SmithKline Labs comprised 21.7% of our net revenue, whereas in 2001, after being acquired by Quest, SmithKline Labs (excluding Quest accounts prior to the acquisition) only comprised approximately 2% of our net revenue. We experienced a significant reduction in volume from Quest, LabCorp, Mayo and ARUP in 2002, and if these or other laboratories decide to reduce or discontinue purchases of our assays for competitive reasons, it will reduce our net revenue.

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

        The clinical laboratory industry is intensely competitive and highly fragmented. Our current competitors include large national laboratories that offer a wide test and product menu on a national scale as well as smaller niche and regional organizations. Some of our large competitors have expanded, and may continue to expand, their competitive product offerings through acquisitions. For example, Quest, the nation's leading provider of diagnostic testing and related services for the healthcare industry, recently acquired American Medical Laboratories Incorporated, a national provider of esoteric testing to hospitals and specialty physicians, Clinical Diagnostics Services, Inc., a provider of routine and esoteric testing, and Unilab Corporation, a leading clinical testing laboratory. LabCorp recently acquired Dianon Systems Inc., a leading U.S. provider of anatomic pathology and oncology testing services. Acquisitions among existing and future competitors may allow them to rapidly gain greater market share. In addition, some of our customers refer assays to us that they cannot perform themselves. These customers may no longer need to refer assays to us if they develop assays similar to us through the acquisition of other esoteric laboratories. A loss of market share and customers from such acquisitions could materially adversely affect our business, financial condition, results of operations and prospects.

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

  •
  costs related to acquisitions of technologies or businesses; and

  •
  the effect of litigation.

        Due to these and other factors, results of operations and quarterly revenues are difficult to forecast, and we believe that period-to-period comparisons of our operating results are neither meaningful nor predictive of future performance. In one or more future quarters our results of operations may fall below the expectations of securities analysis and investors. In that event, the trading price of our common stock would likely decline.

        In addition, the trading price of our common stock may materially decline regardless of our operating results and performance. The market price of our common stock has been subject to significant fluctuations since our initial public offering in December 2000. The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory, biotechnology and other health care service companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. As previously announced such securities claims were filed against us in May and June 2002. Litigation of this type is often expensive and diverts management's attention and resources, and we can provide no assurance, that we will be successful in defending these actions. For more detailed description of the purported class-action securities claims recently filed against us, please see "Legal Proceedings."

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

        There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the reimbursement status of new assays. Third party payors, including state payors and Medicare, are challenging the prices charged for medical products and services. Government and other third party payors increasingly are limiting both coverage and the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing assays or assays we discover and develop. Third party payors accounted for approximately 7.3% of our net revenue in 2000, approximately 6.9% of our net revenue in 2001, and approximately 6.6% of our net revenue in 2002. However, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payors and we do not know the percentage of our net revenue that is indirectly derived from these payors. Any pricing pressure exerted by these third party payors on our customers may, in turn, be exerted by our customers on us. If government and other third party payors do not provide adequate coverage and reimbursement for our assays, our net revenue may decline.

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by CDHS in June and October 2001. The penalties included cancellation of Medicare and Medicaid payments for services performed by us on and after February 22, 2002. On April 17, 2002, we filed an appeal to the sanction imposed by CMS. On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. However, because CMS had imposed its sanctions retroactively to February 22, 2002, we had billed Medicare and Medicaid programs for some services before we were notified of the actual imposition of the sanctions by CMS on April 12, 2002. We have sought guidance from CMS as to how the period of retroactive sanctions should be treated, and we have set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until we receive additional guidance from CMS. We did not challenge CMS' imposition of a monetary fine of $351,000. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 did not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly. However, we can provide no assurances that the CMS will not seek to prevent our clients from being reimbursed for services we performed during the period from February 22, 2002 through June 19, 2002.

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

        We have employment agreements with many of our executive officers, including Dr. Harrington. However, most members of our current senior management group have been recruited and hired over the past three years. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us.

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

        In October 2002 we announced that we would postpone the move to our new Valencia facility until the first half of 2004. While the delay will allow us to focus on rebuilding client confidence and stabilizing our business, and minimize disruptions in service to our customers, we can provide no assurances that key Company management will not be distracted by planning for the facility move. We can also provide no assurances that we will be able to complete the move to the new Valencia facility efficiently or effectively, or on time, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the move. Because the new Valencia facility is located 30 miles away from our current headquarters, some of our key employees may choose not to remain employed with us after the move. In addition, because one of the leases to the buildings we currently occupy in Santa Monica, California expires in the first quarter 2004, we will need to extend or renegotiate our current lease. We can provide no assurance that we will be able to obtain lease extensions on commercially reasonable terms, if at all. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.

We may decide to further postpone or cancel our planned move to a new facility in Valencia, which could create financial liabilities.

        We are postponing the move to our new Valencia facility until the first half of 2004, to focus on rebuilding client confidence and stabilizing our business, and minimize disruptions in service to our customers. During the period that the facility construction is postponed, we will incur certain charges for maintenance and security of the site and facility that could be as much as $400,000 per quarter. We have negotiated certain amendments to the agreement for construction of the new facility with our primary construction partners. The amendments call for the construction of the facility to be resumed no later than December 31, 2003. If we do not provide notice of our intent to resume construction prior to that date, the agreement for construction of the facility will be deemed terminated, and we could be subject to termination costs and penalties to our construction partners and subcontractors, which could be in excess of $2.5 million. In addition, failure to resume construction by December 31, 2003 may impair the existing value of the facility, and we may have to incur certain write-downs of the asset value.

        We expect to decide whether and when to recommence the facility's construction sometime in the last half of 2003. We can provide no assurances that we will be able to obtain financing on favorable terms to fund construction of the new facility, that we will have the ability to complete a move to a new facility without incurring disruptions in service to our customers and loss of client confidence, or that we will need a larger facility for our operations in light of our reduced testing volume and employee headcount. Based on these and other factors, it is possible that we may never recommence construction of the new facility in Valencia, or decide to recommence construction after December 31, 2003, and we could thus be liable for the termination costs and penalties noted above. If we do not resume construction on or before December 31, 2003, our business may be harmed, our assets may be impaired, and our stock price may fluctuate.

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

        Our participation in group purchasing organizations constitutes one aspect of our overall strategy to attract new hospital customers. We have contracts with several group purchasing organizations: AmeriNet, MedAssets HSCA (formerly Health Services Corporation of America), Managed Healthcare Associates (MHA), and Shared Services Healthcare (now affiliated with MedAssets HSCA). We are typically granted non-exclusive provider status under these contracts. Our contracts with our group purchasing organizations will expire at various times from 2003 to 2006. On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, has discontinued its service agreement with us. The termination of the agreement was without cause and was effective on July 29, 2002. The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us. While we have experienced some loss of Novation clients, the exact consequences of the agreement's termination are difficult to quantify, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services, and it may take a significant period of time before any individual Novation member decides to stop utilizing our services.

        Through the contract termination date of July 29, 2002, sales of our services to hospitals utilizing the Novation group purchasing organization contract comprised $21 million, or approximately 15% of net revenue for the year ended December 31, 2002. Sales of our services to hospitals utilizing the pricing structures under the AmeriNet group purchasing organization contract, comprised approximately $9 million during the year ended December 31, 2002, or approximately 6% of our net revenue. Sales to hospitals within the other three group purchasing organizations comprised approximately 3% of our net revenues for the same period. These group purchasing organizations offer a substantial growth opportunity to gain additional revenue from existing hospital customers.

        We cannot be certain that the termination of our agreement with Novation will not affect our ability to retain any of the accounts of participating hospitals. We have entered into direct agreements with many Novation members to provide them with laboratory services, but we cannot predict that we will be successful in entering into any additional such agreements, or that if our agreement with AmeriNet or any other group purchasing organization is terminated or not renewed, we will be able to retain any of the accounts of their participating hospitals. If any hospital customer affiliated with a group purchasing organization no longer uses our services, it will reduce our net revenue. In addition, if we are unable to attract new hospital customers because any group purchasing organization contract is terminated, it may adversely affect our ability to grow our business.

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

        Legislation governing the dissemination and use of medical information is continually being proposed at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, requires the Secretary of Health and Human Services (HHS) to develop regulations to protect the security and privacy of individually identifiable health information that is electronically transmitted or received. In November 1999, the Secretary of HHS published proposed regulations under the HIPAA that would protect the privacy of individually identifiable health information that is transmitted or received electronically, and in August 2002 the Secretary of HHS published the final privacy regulations. Previously, the Secretary of HHS published proposed regulations relating to security of individually identifiable health information. When and if the security regulation becomes final, and if the privacy regulation is not modified by HHS or invalidated by Congress under the Congressional Review Act, then they will require that holders or users of electronically transmitted patient health information implement measures to maintain the security and privacy of such information. Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable. Physicians and other persons providing patient information to us are also required to comply with these laws and regulations. If a patient's privacy is violated, or if we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties. In most circumstances, entities covered by HIPAA (including us) must be in compliance with the final HIPAA privacy regulations by April 14, 2003.

        The commercialization of our Internet products including Outreach Express®, DataPassportMD®, and DataPassport Clinical Trials™ is strictly governed by state and federal laws and regulations, including the new and proposed regulations under HIPAA. We have implemented encryption technology to protect patient medical information, however, use of encryption technology does not guarantee the privacy and security of confidential information. We believe that we are in material compliance with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data. While we believe we will be in compliance in all material respects with the HIPAA regulations when such regulations become effective, our failure to comply could subject us to fines and penalties, and have a detrimental effect on our business. We can provide no assurances that we will be fully compliant with HIPAA or other related laws and regulations when such laws and regulations become effective.

We are controlled by a single existing shareholder, whose interests may differ from other shareholders' interests.

        Our principal shareholder is Specialty Family Limited Partnership, whose sole general managing partner, James B. Peter, M.D., Ph.D., is a director of the Company. Specialty Family Limited Partnership, together with Dr. Peter, currently beneficially own approximately 64% of the outstanding shares of our common stock. Accordingly, the Specialty Family Limited Partnership along with Dr. Peter will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal shareholder will also have the power to prevent or cause a change in control. The interests of this shareholder may differ from other shareholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

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

        Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite reasonable security measures we have implemented, some of IT systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems, in part because we conduct business on the Internet and because some of these systems are located at third party web hosting companies, Exodus Communications, in El Segundo, California, and Qwest Communications in Burbank, California, and we cannot control the maintenance and operation of the Exodus and Qwest data centers. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems, leading to lost revenue, deterioration of customer confidence, or significant business disruption.

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

        Some of our IT systems are located at third party web hosting companies, Exodus Communications, in El Segundo, California and Qwest Communications in Burbank, California. Exodus Communications filed for Chapter 11 bankruptcy protection in September of 2001, and certain assets of Exodus have been acquired by Cable & Wireless plc. While the Exodus operations have so far continued uninterrupted, and not yet affected any of our operations, we are in the process of changing our network server hosting service to Qwest. We expect to complete the move to Qwest sometime in the first half of 2003.

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

        Over the past five years, we have made a substantial investment in our information technology solutions, such as DataPassport®, DataPassportMD®, and Outreach Express®, to facilitate electronic assay ordering and results reporting as a value added service for our customers. We believe that these solutions are one factor considered by our customers when selecting a reference laboratory. In the future, our competitors may offer similar or better information technology solutions to our existing and potential customer base. If this occurs, we will lose this competitive advantage, and as a result, may be unable to maintain or increase our market share.

We rely on a few assays for a significant portion of our net revenue. If demand for these assays were to weaken for any reason, our net revenue would decrease.

        A significant portion of our net revenue is derived from 30 assays. Net revenue from these 30 assays comprised approximately 45% of our total net revenue for the year ended December 31, 2002. If competing assays are introduced by competitors or demand for these assays otherwise decreases, our net revenue could decrease.

Clinicians or patients using our products or services may sue us and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

        The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We currently maintain insurance with coverage up to $15 million, either singly or in the aggregate, which we believe to be adequate to cover our exposure in our current professional liability claims and employee-related matters which were incurred in the ordinary course of business. Although we believe that these claims may not have a material effect on us, because we expect them to be covered by this insurance, we may be faced with litigation claims which exceed our insurance coverage or are not covered under our insurance policy. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

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

        Other companies or institutions engaged in assay development, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to develop, perform or sell our assays. As a result, we may be found to be, or accused of, infringing on the proprietary rights of others. For example, in response to a patent infringement allegation from Athena Diagnostics in 1997, we ceased performing an assay used to diagnose late onset Alzheimer's disease. We have received letters from Chiron Corporation in February 1998, and from the National Institute of Health (NIH) in 2000, 2001, and 2002 claiming that some of our assays may violate their patents. While neither NIH nor Chiron has filed suit against us, we cannot provide any assurances that they will not do so in the future. We intend to defend any such suit that may arise vigorously and to assert all available defenses to allegations of patent infringement that would be available to us. Such suits could be expensive to defend and could divert management's time and resources, regardless of the merit or validity of any such suit. Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and there can be no assurance that there will be no adverse consequences to us. As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and intellectual property litigation, or the threat of such litigation, could force us to do one or more of the following:

  •
  cease developing, performing or selling products or services that incorporate the challenged intellectual property;

  •
  obtain and pay for licenses from the holder of the infringed intellectual property right; or

  •
  redesign or reengineer our assays.

        We can provide no assurances that we will be able to secure licenses for such patents on commercially reasonable terms, if at all. Any efforts to reengineer our assays or any inability to sell our assays, or an obligation to pay license fees and royalties could substantially increase our costs, force us to interrupt product sales, delay new assay releases, decrease our competitiveness in the marketplace, reduce our revenues, and materially impair our business. In addition, if a suit were brought against us alleging patent infringement, and we were found to have infringed the patents at issue, including those of NIH and of Chiron, we could be forced to pay substantial damages, including possible treble damages for allegations of willful infringement. While we intend to defend any such suit vigorously, and assert all available defenses, we cannot provide any assurances that we would be successful in defending any such suit. If we were to lose such a suit, it could create a material financial liability, negatively affect our operating results, and negatively impact our stock price.

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

        In order to meet growth in demand for our esoteric assays, we will have to process many more patient samples than we are currently processing. We have implemented a high-speed specimen sorting system known as the Total Accessioning Re-Organization System, or TARO™, and a specimen splitting system, known as the Harmonized Assignment of Nanoliter Aliquots, or HANA™. In addition, we plan to develop and implement other automated systems to enhance our testing procedures. We will need to develop sophisticated software to support these other automated procedures, analyze the data generated by these tests and report the results. Further, as we attempt to increase the number of patient samples we process, throughput or quality-control problems may arise.

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

        Our clinical and processing facility may be affected by catastrophes such as earthquakes or sustained interruptions in electrical service. Earthquakes are of particular significance to us because all of our clinical laboratory facilities are located in Santa Monica, California, an earthquake-prone area. In the event our existing clinical laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to process our customers' samples in a timely manner and unable to operate our business in a commercially competitive manner. To address these risks, we have in place formal recovery plans for such interruptions of service. This includes identification of alternate laboratory testing facilities and disaster recovery protocols. We also carry earthquake insurance with a coverage amount of up to $20 million and we have outsourced part of our data storage and processing equipment to a facility designed to withstand most earthquakes. Despite these precautions, the self-insured retention amount for earthquake insurance is very high, and there is no assurance that we could recover quickly from a serious earthquake or other disaster.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

        All of our laboratory operations are located in Santa Monica, California and we have been planning to move our operations to Valencia, California. California is still in an energy crisis that could disrupt our operations and increase our expenses. In the event power reserves for the state of California fall to critically low levels, California may implement rolling power blackouts throughout the state. The state of California has already experienced such occasional power blackouts. We currently have backup power generators for our laboratories in the event of a blackout. Our current insurance, however, does not provide coverage for any damages we may suffer as a result of any interruption in our power supply. If blackouts interrupt our third party power supply, we may be temporarily unable to continue operations. Any such interruption in our ability to continue operations would delay our processing of laboratory samples, disrupt communications with our customers and suppliers and delay product shipment. Power interruptions could also damage our reputation and could result in lost revenue. Any loss of power could have a material adverse effect on our business, operating results and financial condition. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

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

ITEM 2. PROPERTIES

        Our primary facility is located in Santa Monica, California and is comprised of four separate buildings totaling 85,357 square feet. All four of our building leases expire in 2004. Additionally, three of our leases have options for additional years upon expiration of the current leases. We are currently negotiating for an option for additional years for the remaining building. Annual rent for these four buildings is approximately $1.7 million plus applicable property taxes, maintenance costs and utilities.

        We also operate one stand-alone triage collection and processing center in Worcester, Massachusetts to serve Boston area customers. This facility contains 1,578 square feet and is leased at approximately $50,000 per year on a month-to-month basis. We also occupy a smaller 210 square foot administrative facility at the same address.

        In December 2001, we purchased a 13.8 acre site in Valencia, California. We are constructing a 195,000 square foot facility which will enable us to consolidate all of our laboratory and administrative functions in one location. The construction project was originally scheduled to be completed in the second half of 2003. In October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004 and halt the construction project once the Core and Shell of the building were completed. The Core and Shell were substantially completed in January 2003, with the remaining work of punch lists and sign-off of systems to conclude during February and March 2003. The decision to restart the building project will occur sometime in the second half of 2003. The construction costs have been financed with investments and cash generated from operations.

        We expect to decide whether and when to recommence the facility's construction sometime in the last half of 2003. We can provide no assurances that we will be able to obtain financing on favorable terms to fund construction of the new facility, that we will have the ability to complete a move to a new facility without incurring disruptions in service to our customers and loss of client confidence, or that we will need a larger facility for our operations in light of our reduced testing volume and employee headcount. Based on these and other factors, it is possible that we may never recommence construction of the new facility in Valencia, or decide to recommence construction after December 31, 2003. If we do not provide notice of our intent to resume construction prior to that date, the agreement for construction of the facility will be deemed terminated, and we could be subject to substantial termination costs and penalties, which could be in excess of $2.5 million. For more information, please see "Risk Factors—We may decide to further postpone or cancel our planned move to a new facility in Valencia, which could create financial liabilities."

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

        As previously reported, in May and June, 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California. In September 2002 an amended and consolidated complaint was filed and is serving as the operative complaint in this litigation. The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 ("Class Period"). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. In October 2002 we filed a motion to dismiss the amended complaint, and in February 2003 the court ruled on the motion, dismissing some claims and not dismissing others. In response to the judge's ruling, we expect plaintiffs to file an amended complaint in March 2003. We have provided notice to our directors and officer's insurers, and believe that we have insurance applicable to the defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend the lawsuits vigorously.

        Also as previously reported, Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, or SLA, is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation. SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San

Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon us and certain of our directors and officers. Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

        Also as previously reported, in 2001, one of our former officers filed an action in federal district court in Los Angeles against us and two of our officers alleging violations of federal and state securities laws and other causes of action in connection with the sale of our common stock by the former officer and our application of our insider trading policy. Our motion to compel arbitration was granted, and one of the individual defendants has subsequently been dropped from plaintiff's claims. The matter has been submitted to binding arbitration before a former federal judge, who recently granted the plaintiff a continuance. We expect the matter to be heard by the arbitrator sometime in 2003. Management believes the claims to be without merit and will vigorously defend this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

        Our common stock has traded on the New York Stock Exchange under the symbol "SP" since December 8, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices reported on the New York Stock Exchange for our common stock for the periods indicated.

	Price Range of Common Stock
	High	Low
Year 2001:
First Quarter	$33.375	$16.75
Second Quarter	$47.00	$22.05
Third Quarter	$38.76	$20.50
Fourth Quarter	$34.00	$19.75
Year 2002:
First Quarter	$27.50	$21.00
Second Quarter	$24.00	$6.15
Third Quarter	$10.50	$6.70
Fourth Quarter	$10.30	$8.05
Year 2003:
First Quarter (through February 28, 2003)	$10.40	$6.68

        On February 28, 2003, the last reported sales price of our common stock was $7.52.

Holders

        As of February 28, 2003, there were 32 holders of record of our common stock.

Recent Sales of Unregistered Securities

        None.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since 1992. We currently intend to retain future earnings, if any, to provide funds to finance the expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from audited consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998, 1999 and 2000 were derived from our audited consolidated financial statements and are not included in this Annual Report. You should read the selected financial information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(amounts in thousands, except per share data)
Statement of operations data:
Net revenue	$113,843	$130,142	$153,245	$175,169	$140,150
Costs and expenses:
Costs of services	65,098	74,784	86,856	99,955	104,379
Selling, general and administrative (exclusive of stock-based compensation charges)	42,084	46,903	49,277	55,613	51,248
Stock-based compensation charges (credits) (1)	—	2,818	1,073	1,103	(28)
Restructuring charge (2)	—	—	—	—	5,050
Charge related to regulatory matters (3)	—	—	—	—	2,253
Write-down of unused facilities (4)	—	2,209	369	—	—

Total costs and expenses	107,182	126,714	137,575	156,671	162,902

Operating income (loss)	6,661	3,428	15,669	18,498	(22,752)
Interest (income) expense, net	1,159	1,639	941	(3,451)	(1,455)

Income (loss) from continuing operations before income taxes	5,502	1,789	14,729	21,949	(21,297)
Provision for income taxes (benefits)	2,273	930	6,056	8,870	(7,912)

Income (loss) from continuing operations	3,229	859	8,673	13,079	(13,385)
Loss from discontinued operations (5)	(3,060)	(2,001)	—	—	—

Net income (loss)	$169	$(1,142)	$8,673	$13,079	$(13,385)

Income (loss) per share (6):
Basic:
Continuing operations	$0.21	$0.05	$0.54	$0.62	$(0.61)
Discontinued operations	(0.20)	(0.12)	—	—	—

	$0.01	$(0.07)	$0.54	$0.62	$(0.61)

Diluted:
Continuing operations	$0.21	$0.05	$0.49	$0.59	$(0.61)
Discontinued operations	(0.20)	(0.12)	—	—	—

	$0.01	$(0.07)	$0.49	$0.59	$(0.61)

Other data:
EBITDA (7)	$10,844	$8,837	$21,621	$25,485	$(15,789)
EBITDA as a % of net revenue	9.5%	6.8%	14.1%	14.5%	(11.3)%
Cash flow provided by (used in) continuing operating activities	$7,353	$3,315	$15,464	$19,507	$(1,427)
Cash flow (used in) provided by investing activities	(5,131)	(3,696)	(5,965)	(82,531)	6,845
Cash flow provided by (used in) financing activities	2,942	(56)	65,388	2,603	1,804

	As of December 31,
	1998	1999	2000	2001	2002
	(amounts in thousands)
Balance sheet data:
Working capital	$2,035	$3,616	$88,789	$58,736	$42,301
Total assets	55,998	59,859	142,005	153,988	143,307
Long-term debt, including current portion	17,703	18,382	—	—	—
Total shareholders' equity	16,953	18,281	111,797	132,656	123,734

(1)
We recorded stock-based compensation charges of $2.8 million for the year ended December 31, 1999 in connection with the sale of our common stock to management and the grant of stock options to management and directors in 1999. We recorded stock-based compensation charges of $1.1 million for both the years ended December 31, 2000 and 2001 resulting from the amortization of deferred stock-based compensation and variable stock-based compensation charges on certain stock options. For the year ended December 31, 2002, we recorded a stock-based compensation net credit of $28,000 resulting from the amortization of deferred stock-based compensation and variable stock-based compensation charges on certain stock options coupled with the forfeited stock options resulting from the June and November 2002 reductions in workforce that had the effect of reducing previously recorded and future amortization.

(2)
As part of an overall restructuring and reorganization plan, three reductions in workforce were conducted during 2002 that resulted in charges totaling $5.1 million during the year ended December 31, 2002. These charges comprised $4.3 million of severance payments and related obligations for employees whose positions were eliminated, a $0.3 million write-off of certain assets related to our clinical trials business, and $0.5 million for the write-off of certain capitalized costs associated with the delayed move to our new Valencia facility, and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

(3)
We recorded charges of $2.3 million for the year ended December 31, 2002 in connection with the sanctions imposed by CMS in a notification received April 12, 2002 as a result of laboratory inspections conducted by CDHS in June and October 2001. For details of the components of the regulatory matters, see "Charge Related to Regulatory Matters" in Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations—Year Ended December 31, 2002 Compared with Year Ended December 31, 2001.

(4)
During the year ended December 31, 1999, management decided to abandon our Memphis facility, resulting in a write-down of the unused facility totaling $2.2 million, which included a reserve of $0.8 million for future net lease costs. During the year ended December 31, 2000, a month-to-month lease with a related party was terminated on a facility resulting in a write-off of $0.4 million for the unamortized leasehold improvements related to the facility. In June 2002, we subleased the Memphis facility for the period July 1, 2002 through September 14, 2007, the end of the lease commitment.

(5)
We discontinued all foreign operations in 1999. Because these operations were substantially shut down in 1999, we incurred no related ongoing losses during the years ended December 31, 2000, 2001 and 2002.

(6)
All periods prior to October 30, 2000 have been adjusted for a 2.2-for-1 stock split on October 30, 2000.

(7)
EBITDA consists of income (loss) from continuing operations before interest, income taxes, depreciation and amortization. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles (GAAP). Items excluded from EBITDA are significant components in understanding and assessing financial performance. We present EBITDA which is a non-GAAP measure, to enhance the understanding of our operating results. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

	As of December 31,
	1998	1999	2000	2001	2002
	(amounts in thousands)
Net income (loss) from continuing operations	$3,229	$859	$8,673	$13,079	$(13,385)
Interest (income) expense, net	1,159	1,639	941	(3,451)	(1,455)
Provision for income taxes (benefits)	2,273	930	6,056	8,870	(7,912)
Depreciation	4,183	5,409	5,951	6,587	6,674
Amortization	—	—	—	400	289

EBITDA	$10,844	$8,837	$21,621	$25,485	$(15,789)

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

        For a complete definition of EBITDA please see footnote 7 under "Selected Consolidated Financial Data."

Overview

        We are a leading hospital-focused clinical laboratory, performing highly advanced, clinically useful testing services for hospitals, laboratories and physician specialist communities nationwide. We believe we offer the most comprehensive menu of esoteric assays in the industry, with a test menu of more than 2,500 assays. Many of our tests have been developed through our internal research and development efforts. Esoteric assays are complex, comprehensive or unique tests used to diagnose, evaluate and monitor patients. These assays are often performed on sophisticated instruments by highly skilled personnel and are therefore offered by a limited number of clinical laboratories.

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

        Through the execution of our hospital-focused strategy, we grew rapidly in recent years. For the three years 1999 through 2001, our net revenue grew at a compounded annual growth rate of 16%. This growth was supplemented with the acquisition of BBI Clinical Laboratories, Inc., in the first quarter of 2001. BBI Clinical Laboratories, a private company founded in 1989, was a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme disease and viral hepatitis. BBI Clinical Laboratories' primary customers included hospitals, physician specialists, pharmaceutical and diagnostic companies, and other clinical and research laboratories.

        While the core hospital-focus strategy remains the same, 2002 was marked by two significant events—the regulatory actions taken by the California Department of Health Services (CDHS) and the federal Centers for Medicare & Medicaid Services (CMS) in March and April 2002, and the announcement of the acquisition of Unilab Corporation, our largest customer, by Quest Diagnostics Inc., one of our competitors. As a result of these events, we have experienced a significant reduction in revenues for 2002. These events are discussed below.

        By letter dated March 28, 2002, CDHS notified us of its intent to impose sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited on November 28, 2001 following laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law. We filed supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS on April 26, 2002. In addition, on April 26, 2002, we requested that CDHS rescind its proposed sanctions outlined in the March 28, 2002 letter based on our supplemental submission. In May and June 2002, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements. By letter dated June 28, 2002, and amended on July 18, 2002, CDHS indicated that we were in substantial compliance with California clinical laboratory law. CDHS also imposed sanctions of a civil money penalty of $1,000 per day for 344 days (i.e., $344,000), plus $20,430 for the cost of conducting their investigations, and imposed onsite monitoring for three years, including unannounced inspections. We did not appeal these imposed sanctions.

        By letter dated April 12, 2002, CMS notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by CDHS. CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our Clinical Laboratory Improvement Act (CLIA) certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002. On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate were rescinded. In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. However, because CMS had imposed its sanctions retroactively to February 22, 2002, we had billed Medicare and Medicaid programs for some services before we were notified of the actual imposition of the sanctions by CMS on April 12, 2002. We have sought guidance from CMS as to how the period of retroactive sanctions should be treated, and we have set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until we receive additional guidance from CMS. We did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period. We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 did not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

        On April 2, 2002, Quest Diagnostics, Inc. announced that they had entered into a definitive agreement to acquire Unilab Corporation. Unilab, our largest customer, comprised approximately 10% and 8% of our net revenue for the years ended December 31, 2002 and 2001, respectively. As a result, Unilab did not renew the three-year agreement with us, which expired in October of 2002, and we experienced a significant decline in testing volumes sent to us from Unilab after expiration of the contract. In October 2002, we entered into a new agreement with Unilab which should allow for a more orderly reduction of the remaining test volumes. With the completion of Unilab's acquisition in February 2003, we believe that Quest will perform the majority of testing previously sent to us by Unilab. In March 2003, Unilab provided us notice that it would stop sending us certain tests covered under the new agreement. While we believe that there will continue to be a logical wind down of testing sent to us, we do expect it to have a significant negative impact on our accession volumes in 2003.

        As a result of these significant events on our business, on June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. The plan involved all areas and levels of the company. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge comprised severance payments and related obligations for employees whose positions were eliminated. During September 2002, as a result of further business review and the refinement of our core strategic business, we eliminated some employee positions primarily in the area of our clinical trials department. We recorded a restructuring charge of approximately $468,000 in the third quarter of 2002. The charge comprised severance payments for employees whose positions were eliminated and the write-off of certain assets related to our clinical trials business. In November 2002, in our continuing efforts to manage costs and align our staff with current business levels, we had a reduction in workforce focused primarily on the laboratory. We recorded a restructuring charge of approximately $984,000 in the fourth quarter of 2002, which comprised severance payments for employees whose positions were eliminated and for the write-off of certain capitalized costs associated with the delayed move to our new Valencia facility and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

        Other significant developments included:

        As previously reported, in December 2001, we purchased a 13.8 acre site in Valencia, California. We are in the process of building a 195,000 square foot facility which would enable us to consolidate all of our laboratory and administrative functions in one location. Construction began during the second quarter of 2002 and was to be completed in the second half of 2003. In October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004. Accordingly, the construction of the new facility will be paused. This postponement will allow us to focus on rebuilding client confidence and stabilizing our business by minimizing any disruptions in service to our clients based on planning and executing a move to a new facility during this rebuilding period. We have halted construction at completion of the Core and Shell of the facility, a logical break point, and this phase was substantially completed in January 2003. Upon restart of the facility construction, we plan to fund completion with traditional construction and mortgage financing. We expect to decide whether and when to recommence the facility's construction sometime in the last half of 2003. However, we can provide no assurances that we will be able to obtain financing on favorable terms to fund construction of the new facility, that we will have the ability to complete a move to a new facility without incurring disruptions in service to our customers and loss of client confidence, or that we will need a larger facility for our operations in light of our reduced testing volume and employee headcount. Based on these and other factors, it is possible that we may never recommence construction of the new facility in Valencia, or decide to recommence construction after December 31, 2003. If we do not provide notice of our intent to resume construction prior to that date, the agreement for construction of the facility will be deemed terminated, and we could be subject to substantial termination costs and penalties, which could be in excess of $2.5 million. For more information, please see Risk Factors—"Our planned move to Valencia, California may divert management attention and may lead to disruptions in our operations and service to our customers" and Risk Factors—"We may decide to further postpone or cancel our planned move to a new location in Valencia, which could create financial liabilities."

        In March 2002, we completed a $100 million financing transaction. This credit facility had two components: first, we entered into a 6.5 year lease to finance construction of our new laboratory and headquarters facility in Valencia, California, sometimes referred to as a "synthetic lease", with a total cost, including financing costs, of up to $60 million, and second, we entered into a $40 million line of credit with the same lenders that provided the lease financing, with proceeds available for general corporate purposes. Prior to this transaction, we had an existing line of credit of $30 million, which was provided by Union Bank of California. The new credit facility, arranged by BNP Paribas, included Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants. As a result of our decision to pause construction of the Valencia facility and our desire to have on balance sheet financing, we exercised our purchase option in the fourth quarter 2002 under the lease finance agreement, paying off the debt so we can obtain title to the ground lease and facility improvements, thus ending the synthetic lease. Subsequently, we also terminated our line of credit with this bank group.

        On April 22, 2002, James B. Peter, M.D., Ph.D., resigned from the positions of chairman and chief executive officer. On May 21, 2002, we announced that Douglas S. Harrington, M.D. was named chief executive officer. Dr. Harrington has more than 18 years of laboratory services and diagnostic devices industry experience. He served as chief executive officer of ChromaVision Medical Systems from 1996 to 2001, held various executive positions at Nichols Institute including president and laboratory director, is board certified in anatomic, clinical pathology and hematology, and is fully licensed as a Clinical Laboratory Director. Dr. Harrington has served on our board of directors since 1996. As announced on April 22, 2002, Thomas R. Testman was elected by our board of directors to serve as chairman. Mr. Testman, a retired managing partner with Ernst & Young since 1992, has served on our board of directors since 1996.

        On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, discontinued its service agreement with us. The termination of the agreement was without cause and was effective on July 29, 2002. The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us. While we have experienced some loss of Novation clients, the exact consequences of the agreement's termination are difficult to predict, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services, and it may take a significant period of time before any individual Novation member decides to stop utilizing our services.

        On June 24, 2002, we announced the appointment of Terrance H. Gregg to our board of directors. Mr. Gregg, former president of Medtronic MiniMed, brings more than 20 years of healthcare experience to the board. He assumes the board seat vacated by Paul F. Beyer who resigned as our president and chief operating officer as announced on June 7, 2002.

        On July 23, 2002, we announced the appointment of Mark R. Willig to the position of Vice President, Sales. Mr. Willig has nearly 20 years of experience in the diagnostics and clinical reference laboratory industries, and more recently served as Vice President of Sales at Myriad Genetics from 1997 until joining Specialty.

        On October 12, 2002, we announced that John C. Kane resigned from our Board of Directors.

        On November 6, 2002, we announced the appointment of Michael C. Dugan, M.D. to the position of Vice President and Co-Laboratory Director. Dr. Dugan previously served as Chief of Pathology and Medical Director of Clinical Laboratories at Santa Monica UCLA Medical Center and has held multiple staff appointments as part of the Affiliated Pathologists Medical Group, one of the largest pathology groups in California.

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

        Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid. Billings for services under third-party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. Adjustments to the estimated payment amounts based on final settlement with the third-party payor programs are recorded upon settlement. During the second quarter of 2002, we did not recognize any net revenue related to Medicare and Medicaid services; this is a result of CMS canceling our approval to receive Medicare and Medicaid payments for services performed during the sanction period of February 22, 2002 through June 19, 2002. With the resolution of sanctions imposed by CMS, in the third quarter of 2002, we resumed the recognition of net revenue related to Medicare and Medicaid services performed subsequent to June 19, 2002.

Expense Recognition

        Expenses are recognized as incurred and are generally classified as cost of services or selling, general and administrative expenses. Components of cost of services include salaries and employee benefits, research and development costs, supplies and reagents, courier costs, depreciation of laboratory equipment and leasehold improvements. Selling, general and administrative expenses include salaries and employee benefits, sales and marketing, information technology, insurance and bad debt expense.

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

        We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors. Based on the number of outstanding options granted as of December 31, 2002, we expect to amortize approximately $94,000 of deferred stock-based compensation in future periods. We expect to amortize this deferred stock-based compensation approximately as follows: $81,000 during 2003, and $13,000 during 2004. We anticipate that the exercise price of stock options granted after the calendar year of 2000 will be at the reported market price of our common stock, and therefore no deferred stock-based compensation will result from these grants.

Results of Operations

        The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Years Ended December 31,
	2000	2001	2002
Net revenue	100.0%	100.0%	100.0%
Cost of services	56.7	57.1	74.5
Selling, general and administrative (exclusive of stock-based compensation charges)	32.2	31.7	36.6
Restructuring charge	—	—	3.6
Charge related to regulatory matters	—	—	1.6
Operating income (loss)	10.2	10.6	(16.2)
Income (loss) before income taxes (benefits)	9.6	12.5	(15.2)
Net income (loss)	5.7	7.5	(9.6)

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net Revenue

        Net revenue decreased approximately $35.0 million, or 20.0%, to $140.2 million for the year ended December 31, 2002 from $175.2 million for the year ended December 31, 2001. Revenues for the current year were impacted primarily from the loss of customers and reduction of customer volumes as a result of the uncertainty related to our regulatory matters that were resolved in the third quarter of 2002. The reduction in revenues occurred across our entire customer mix, but was most significant in business from other independent laboratories (excluding Unilab, our largest customer) and physician direct business, which declined by approximately 30%, while testing referred from our hospital clients declined approximately 13%. In addition, as a part of the sanctions imposed by the Centers for Medicare & Medicaid Services (CMS), we were suspended from receiving reimbursement for Medicare and Medicaid services for the period of February 22, 2002 through June 19, 2002, and $2.3 million of net revenue for these services was not recognized in the year. While our regulatory matters were resolved in the third quarter of 2002, and we believe that the significant customer volume loss related to this matter has ended, the recently completed acquisition of Unilab, our largest customer comprising approximately 10% of our revenues in 2002, by Quest Diagnostics will result in a further decline in total revenues in 2003, and this decline could be significant. On March 3, 2003, Unilab provided us notice that it would stop sending us certain tests covered under a new agreement we reached with them in October 2002.

        The year over year revenue decline is reflected in a drop in accession volumes of approximately 8%, as accessions were nearly 2.9 million for the year ended December 31, 2002 as compared to more than 3.1 million for the prior year. This volume decline is coupled with a year over year decline in the aggregate average selling price of nearly 13%. This drop in the aggregate average selling price is due primarily to our continued client mix-shift towards hospital-based business and the reduction in independent laboratory business, as revenues from hospitals grew to nearly 61% of total revenues for the year ended December 31, 2002 as compared to approximately 56% for the year ended December 31, 2001. With our continued focus on growing our hospital client base, coupled with the expected loss of business from Unilab during 2003, we expect a further decline in the aggregate average selling price for 2003, but at a much more modest rate. This projected decrease, however, is dependent on a number of factors, including, but not limited to, the rate of loss of Unilab business, no additional significant losses of other independent laboratory business, and any significant change in price competition within the hospital market.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased approximately $4.4 million, or 4.4%, to $104.4 million for the year ended December 31, 2002 from $100.0 million for the comparable prior year period. This increase is primarily the result of operational changes implemented during the year ended December 31, 2002 to ensure compliance with personnel licensing and other regulatory requirements, and to allow for rapid resolution of these regulatory concerns. As a result, certain cost increases were temporary increases needed for rapid resolution, while other operational changes will have ongoing cost increases.

        The most significant temporary cost increase was for outsourced testing. In April 2002, we suspended more than one thousand tests to ensure full and immediate compliance with personnel licensing requirements for our laboratory. The orders we continued to receive for the suspended tests were forwarded to other laboratories for processing. This operational change resulted in an increase of costs for outsourced testing, adding more than $6.0 million to cost of services in 2002 as compared to the prior year period. With the successful hiring, training, and certification of additional California licensed personnel during third quarter 2002, we reinstated nearly 900 tests as of October 31, 2002.

This reinstatement of tests resulted in a significant decline in outsourcing costs for the fourth quarter 2002, and we believe will result in a decline of outsourcing costs in 2003 of more than $4.5 million. In addition, we incurred cost increases in 2002 associated with the hiring, training, and certification of licensed laboratory personnel, adding approximately $1.0 million to total cost of services. While we believe these costs were temporary, and do not expect to incur this level of expenditures in 2003, this reduction is dependent on our successful retention of these new personnel, and no significant turnover in our laboratory workforce in 2003. Also, approximately $350,000 of one-time costs were incurred in cost of services associated with the subleasing of our Memphis facility for the period July 1, 2002 through September 14, 2007.

        As part of ongoing changes made to ensure compliance with California requirements for licensed personnel, we now only use California-licensed clinical laboratory scientists to perform the analytical portions of clinical testing. This change adds approximately $350,000 per quarter of incremental ongoing costs. For the period ended December 31, 2002, additional costs of approximately $1.0 million were incurred for this change in personnel as compared to the year 2001. These increases are partially offset by lower reagent, distribution and royalty costs due to lower accession volumes. As a percentage of revenue, cost of services increased to 74.5% for the year ended December 31, 2002 from 57.1% from the comparable prior year period.

Selling, General and Administrative Expenses (Exclusive of Stock-Based Compensation Charges)

        Selling, general and administrative expenses (S,G&A) decreased approximately $4.4 million, or 7.8%, to $51.2 million for the year ended December 31, 2002 from $55.6 million for the prior year period. This decrease is due primarily to a reduction in salary and benefit costs of approximately $2.2 million as a result of our restructuring and reduction in force announced in June 2002 and an approximate $1.7 million reduction in certain sales and marketing costs, such as commissions and bonuses, that declined commensurate with our lower revenues. In addition, approximately $1.4 million of S,G&A costs were incurred during the year ended December 31, 2001 for the acquisition and operation of BBI Clinical Laboratories facility in Connecticut, in which we ceased operations in 2001. As a percentage of revenue, selling, general and administrative expenses increased to 36.6% for year 2002 as compared to 31.7% for the comparable prior year period. We expect S,G&A costs will decline further in 2003 due to the ongoing benefits of our restructuring efforts and anticipated lower revenues, resulting in a decrease of approximately $4 million as compared to the full year 2002. This decrease assumes no significant increases in certain costs such as insurance and taxes, and that we do not have a significant increase in revenues.

Stock-Based Compensation Charges

        Stock-based compensation charges decreased from approximately $1.1 million for the period ended December 31, 2001 to a net credit of approximately $28,000 for the period ended December 31, 2002. This decrease was primarily due to forfeited stock options resulting from the June and November 2002 reductions in workforce that had the effect of reducing future amortization.

Restructuring Charge

        On June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge comprised severance payments and related obligations for employees whose positions were eliminated.

        During September 2002, as a result of further business review and the refinement of our core strategic business, we eliminated some employee positions primarily in the area of our clinical trials department. We recorded a restructuring charge of approximately $468,000 in the third quarter of 2002.

The charge comprised $199,000 of severance payments for employees whose positions were eliminated and a $269,000 write-off of certain assets related to our clinical trials business.

        In November 2002, in our continuing efforts to manage costs and align our business with current business levels, we had a reduction in workforce focused primarily on the laboratory. We recorded a restructuring charge of approximately $984,000 in the fourth quarter of 2002. Approximately $508,000 of severance payments for employees whose positions were eliminated was recorded as a charge. In addition, during the fourth quarter 2002, we recorded a charge of $476,000 for the write-off of certain capitalized costs associated with the delayed move to our new Valencia facility, and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

        Approximately $2.1 million of severance and related obligations have been paid as of December 31, 2002. The remaining severance costs of approximately $2.2 million will be paid during 2003 and 2004.

Charge Related to Regulatory Matters

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by CDHS in June and October 2001. The sanctions included cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day during the sanction period beginning on February 22, 2002. On July 17, 2002 we were informed by CMS that it had deemed Specialty to be in compliance with all condition level requirements of CLIA as of June 19, 2002 and that Specialty's ability to bill Medicare and Medicaid for its testing services had been reinstated as of June 19, 2002. In addition, the July 17 letter from CMS notified us of a civil money penalty of $3,000 per day for each day during the sanction period from February 22, 2002 through June 19, 2002. In order to facilitate an immediate resolution with CMS, we elected to withdraw our appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. However, because CMS imposed its sanctions retroactively to February 22, 2002, we billed Medicare and Medicaid programs for some services before we were notified of the actual imposition of the sanctions by CMS on April 12, 2002. We have sought guidance from CMS as to how the period of retroactive sanctions should be treated, and we have set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until we receive additional guidance from CMS. We did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period. We have recorded a charge relating to these actions of approximately $2.3 million for the period ending December 31, 2002. A charge of $1.9 million is comprised of $1.1 million to reserve for Medicare and Medicaid services earned and billed for the period of February 22, 2002 to March 31, 2002 with the remaining balance for regulatory fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions. In pursuing patient collections, information was subsequently provided by the patient or our client that the services provided were covered by Medicare or Medicaid during the period of February 22 through June 19, 2002, resulting in us writing off these receivables. These write-offs along with additional reserves, totaled $400,000, and were recorded as a charge during fourth quarter of 2002.

Interest (Income) Expense, Net

        Net interest income decreased to approximately $1.5 million for the year ended December 31, 2002 as compared to net interest income of approximately $3.5 million for the year ended December 31, 2001. The decrease is primarily due to the significant interest rate declines that occurred during 2001, resulting in lower interest yields on our investments coupled with cash utilized to finance our new facility construction and upgrade our information technology infrastructure.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) was a benefit of approximately $7.9 million for the year ended December 31, 2002 as compared to $8.9 million in expense for the year ended December 31, 2001. Our effective tax rate for the full year of 2002 was 37.2% as compared to 40.4% for the prior year period. The decline in the effective tax rate is a result of certain non-deductible costs, such as penalties, incurred in 2002 and the limitation of loss deductions in the state of California.

Net Income (Loss)

        A net loss of $13.4 million was recorded for the year ended December 31, 2002 compared to net income of $13.1 million for the comparable prior year period, a decrease of approximately $26.5 million. The decrease is primarily due to significant one-time charges including severance costs and related costs due to restructurings and reductions in workforce totaling approximately $5.1 million; charges related to the CMS actions of nearly $2.3 million; and lost revenues from Medicare and Medicaid of approximately $2.3 million. In addition, these results reflect the impact of increased outsourced testing costs totaling approximately $6.0 million for 2002 as compared to the prior year period. This decrease in 2002 is also related to our year-over-year reduction of nearly 13% in our aggregate average selling price due to our client mix-shift toward hospital-based business and the reduction in independent laboratory business. As a percentage of net revenue, a net loss of 9.6% was recorded for the year ended December 31, 2002 as compared to net income of 7.5% for the comparable prior year period.

EBITDA

        EBITDA reflected a loss of $15.8 million for the year ended December 31, 2002 as compared to earnings of $25.5 million for the comparable prior year period. As a percentage of net revenue, EBITDA decreased to a loss of 11.3% for the year ended December 31, 2002 from earnings of 14.5% for the comparable prior year period. The decrease is primarily due to significant one-time charges including severance costs and related costs due to restructurings and reductions in workforce totaling approximately $5.1 million; charges related to the CMS actions of nearly $2.3 million; and lost revenues from Medicare and Medicaid of approximately $2.3 million. In addition, these results reflect the impact of increased outsourced testing costs totaling approximately $6.0 million for 2002 as compared to the prior year period. This decrease is also related to our year-over-year reduction of nearly 13% in our aggregate average selling price due to our client mix-shift toward hospital-based business and the reduction in independent laboratory business.

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

Selling, General and Administrative Expenses (Exclusive of Stock-Based Compensation Charges)

        Selling, general and administrative expenses (S,G&A) increased approximately $6.3 million, or 12.9%, to $55.6 million for the year ended December 31, 2001 from $49.3 million for the prior year period. Selling, marketing and related expenses accounted for approximately $2.7 million of this growth in S,G&A resulting from increased revenues and servicing a larger customer base. The acquisition of BBI Clinical Laboratories added more than $1.6 million to S,G&A, which includes approximately $400,000 of certain charges associated with the acquisition and approximately $392,000 recorded for amortization of intangible assets during the year of 2001. Approximately $1.5 million was due to increasing our corporate infrastructure to support our business growth and to meet the requirements of being a public company. Expansion of our customer related offerings of DataPassportMD® and the beta testing of our Outreach Express® contributed nearly $1.0 million of incremental S,G&A. As a percentage of revenue, selling, general and administrative expenses decreased to 31.7% for year 2001 as compared to 32.2% for the comparable prior year period.

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

Liquidity and Capital Resources

        Operating activities for the year ended December 31, 2002 used net cash of $1.4 million as we incurred a net loss from operations of $13.4 million offset by $7.0 million of depreciation and amortization, $2.6 million of tax benefits generated from the exercise of employee stock options, and $11.2 million of cash provided by accounts receivable collections. In addition, cash was used as a result of an increase in our tax benefits, as reflected in income taxes refundable of $8.5 million. This compares to net cash provided by operating activities of $19.5 million for the year ended December 31, 2001. For 2001, $13.1 million of cash was provided by income from operations, increased by $7.0 million of depreciation and amortization, $3.9 million of tax benefits generated from the exercise of employee stock options, and $4.4 million increase in deferred income taxes. This was offset, in part, by $8.8 million of reductions in accounts payable, income taxes payable and other current liabilities.

        Investing activities for the year ended December 31, 2002 provided net cash of $6.8 million as we repositioned approximately $41.6 million of short-term and long-term investments to cash and cash equivalents, offset by approximately $34.7 million increase in capital expenditures. This represents a $21.0 million increase in capital expenditures from the comparable prior year period. This increase is primarily due to the $25.3 million for construction of the new Valencia facility which we financed by using $20.7 million of cash and investments, and $4.6 million of funds borrowed from BNP Paribas which were repaid in fourth quarter of 2002. Of the remaining capital expenditures, approximately $4.1 million was expended for the upgrade of our information technology infrastructure and the move of our data center to a third party location which will be completed during the first half of 2003. This compares to a cash use of $82.5 million for the year ended December 31, 2001, as we repositioned approximately $59.6 million of cash to short-term and long-term investments, paid $9.1 million in cash for the acquisition of BBI Clinical Laboratories, paid $8.7 million to acquire land in Valencia, California for our new facility, and spent $5.1 million for capital expenditures to expand our information technology platform and laboratory automation and equipment.

        Net cash provided by financing activities was $1.8 million for the year ended December 31, 2002 as compared to $2.6 million for the prior year period. Cash provided in the year of 2002 was primarily from the receipt of funds from the purchase of common stock by employees through our Employee Stock Purchase Plan and the exercise of stock options. In addition, we borrowed $4.6 million of funds from the bank group led by BNP Paribas for our new facility construction. We decided to go on balance sheet with the Valencia facility lease transaction and we exercised our purchase option under the agreement. During fourth quarter of 2002, we paid off the bank loan so we could obtain title to the ground lease and facility improvements, and thus ended the synthetic lease financing arrangement. The building is recorded in property and equipment on our balance sheet.

        In March 2002, we also obtained a bank loan agreement that provided for a revolving line of credit up to $40 million. The banking group led by BNP Paribas also provided this loan agreement. We had no borrowings under this bank loan agreement and terminated this loan agreement in fourth quarter of 2002. We expect to complete a new, reduced financing arrangement within the next three months and expect the new agreement will provide the right to borrow up to $10 million for the Valencia facility.

        With the resolution of sanctions imposed by CMS and CDHS, our focus is on rebuilding client confidence and stabilizing our business. To minimize any disruptions in service to our customers based on planning and executing a move to a new facility during the rebuilding period, in October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004. Accordingly, the construction of the new facility will be delayed. We have halted construction at completion of the Core and Shell of the facility, a logical break point, and this phase was substantially completed in January 2003 with the remaining work of this phase concluding during February and March 2003. We estimate incurring approximately $5 million of additional capital expenditures in the first quarter of 2003 for these purposes. During the construction postponement period, we expect to see an increase in operating costs to provide security, insurance, maintenance, and fund taxes, amounting to approximately $400,000 per quarter. The decision to restart the building project will occur sometime in the second half of 2003. If we decide to restart the facility construction, we will look to a more traditional construction and mortgage financing arrangement to complete the project.

        Our cash and cash equivalents combined with short-term and long-term investments totaled approximately $40.9 million on December 31, 2002 as compared to $75.1 million on December 31, 2001. This reduction in cash is a direct result of increased capital expenditures, primarily for the Valencia facility and information technology investments that are related to our infrastructure upgrade and the move of our data center to a third party location. Our investments, accounting for $18.5 million, are primarily in commercial paper and corporate bonds. We expect existing cash and cash equivalents, short-term investments and our new financing arrangement will be sufficient to fund our operations, meet our capital requirements to support our growth and allow strategic technology licensing for the next year.

        However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights preferences or privileges senior to those of the holders of our common stock.

        Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2000, 2001, and 2002.

Subsequent Events

        In January 2003, Thomas E. England, Ph.D. began a transition from the position of Vice President, Laboratory Operations. Effective April 1, 2003, Mr. England's title will be Director, Research & Development and General Manager, Clinical Trials. Mr. England will oversee those two areas of our business.

Recent Accounting Pronouncements

        In May 2002, SFAS No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002 was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishments of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases or SFAS No. 28, Accounting for Sales with Leasebacks, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, was issued. This statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

        At December 31, 2002, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At December 31, 2002, we had cash and cash equivalents of $22.4 million, which had a weighted average yield of 1.58% per annum. At December 31, 2002, our long-term investment balance of $18.5 million consisted of corporate bonds and government securities with maturity dates beyond one year had a weighted average yield per annum of 3.84% and an average of 13.5 months until maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Specialty Laboratories, Inc. financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included in the Proposal One: Elections of Directors, Management, and Section 16(a) Beneficial Ownership Reporting Compliance sections of our Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

        (a)    Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and Rule 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

        (b)    Changes in Internal Controls.    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this Report:

          1.    Financial Statements.    The following financial statements, and related notes thereto, of Specialty Laboratories, Inc. and the Report of Independent Auditors are filed as part of this Form 10-K.

          2.    Schedule II—Valuation and Qualifying Accounts is included at Item 15(d) of this Annual Report.

          All other Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the release instructions or are inapplicable and therefore, have been omitted.

          3.    Exhibits.    The Exhibits filed as part of this Annual Report are listed in Item 15(c) of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K:

    A Current Report, Form 8-K was filed on April 18, 2002 with the Commission by the Registrant in connection with a press release dated April 15, 2002, announcing actions taken by the federal Centers for Medicare and Medicaid Services.

    A Current Report, Form 8-K was filed on May 17, 2002 with the Commission by the Registrant in connection with a press release dated May 17, 2002, announcing a lawsuit filed by a class of shareholders alleging violations of federal securities laws.

    A Current Report, Form 8-K was filed on May 21, 2002 with the Commission by the Registrant in connection with a press release dated May 21, 2002, announcing the appointment of Douglas S. Harrington, M.D. as Chief Executive Officer.

    A Current Report, Form 8-K was filed on June 14, 2002 with the Commission by the Registrant in connection with a press release dated June 7, 2002, announcing the resignation of Paul F. Beyer as President and Chief Operating Officer.

    A Current Report, Form 8-K was filed on June 20, 2002 with the Commission by the Registrant in connection with a press release dated June 18, 2002, announcing a reduction in work force.

    A Current Report, Form 8-K was filed on June 27, 2002 with the Commission by the Registrant in connection with a press release dated June 24, 2002, announcing the appointment of Terrence H. Gregg as a director.

    A Current Report, Form 8-K was filed on July 3, 2002 with the Commission by the Registrant in connection with a press release dated July 3, 2002, announcing that the California

    Department of Health Services found the Registrant to be in substantial compliance with California clinical laboratory law.

    A Current Report, Form 8-K was filed on July 19, 2002 with the Commission by the Registrant in connection with a press release dated July 17, 2002, announcing that the Federal Center for Medicare and Medicaid Services had found the Registrant to be in compliance with all condition level requirements of the federal Clinical Laboratory Improvement Act.

    A Current Report, Form 8-K was filed on August 13, 2002 with the Commission by the Registrant in connection with the certification of the Registrant's Form 10-Q filed with the Commission on August 13, 2002.

    A Current Report, Form 8-K was filed on October 30, 2002 with the Commission by the Registrant in connection the certification of the Registrant's Form 10-Q filed with the Commission on October 30, 2002.

  (c)
  Exhibits.

    The following exhibits are filed as part of, or are incorporated by reference in, this Report.

Number	Description
3.1**	Articles of Incorporation.
3.2**	Form of By-laws.
4.1**	Specimen Common Stock Certificate.
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1**††	2000 Stock Incentive Plan.
10.2**††	2000 Employee Stock Purchase Plan.
10.3	Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (lessor) and Registrant (lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California.
10.4A**	Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (sublandlord) and Registrant (subtenant) for the property located at 1620 20th Street, Santa Monica, California.
10.5	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California.
10.6
Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California.
10.7A**†	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.
10.8++†	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.
10.9+†	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.
10.10A**†	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.
10.11A**†	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.

10.12**†	Shared Services Health Care letter of confirmation dated June 5, 2000.
10.13**	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.
10.14††	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.
10.15††	Form of Employment Agreement between executive officers of the Registrant and Registrant.
10.16‡††	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.
10.17‡††	Paul F. Beyer severance agreement dated June 6, 2002.
10.18**††	Employment Agreement dated September 1, 2000 between Thomas E. England and Registrant.
10.19A**††	Employment Agreement dated October 12, 2000 between Frank J. Spina and Registrant.
10.20A**†	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.
10.21A**†	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.
10.22A**†	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.
10.23A**†	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.
10.24‡†	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.
10.25I	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.
10.26*†	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.
10.27	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer
99.2++	California Department of Health Services Letter dated June 28, 2002.
99.3++	Center for Medicare and Medicaid Services Letter dated July 17, 2002.
99.4++	California Department of Health Services Letter dated July 18, 2002.

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

I
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

‡
This exhibit was originally filed as an exhibit to the company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 with the Securities and Exchange Commission on August 13, 2002 and is incorporated herein for reference.

++
This exhibit was originally filed as an exhibit to the company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 with the Securities and Exchange Commission on October 30, 2002 and is incorporated herein for reference.

(d)
Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts
Specialty Laboratories, Inc.

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	(1) Deductions	Balance at End of Period
	(amounts in thousands)
Year ended December 31, 2002
Allowance for bad debts	$2,828	$5,887	$5,793	$2,922
Year ended December 31, 2001
Allowance for bad debts	$4,031	$6,833	$8,036	$2,828
Year ended December 31, 2000
Allowance for bad debts	$4,017	$5,040	$5,026	$4,031

(1)
Uncollectible accounts written off, net of recoveries.

Report of Independent Auditors

Board of Directors
Specialty Laboratories, Inc.

        We have audited the accompanying consolidated balance sheets of Specialty Laboratories, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Laboratories, Inc. as of December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG

Los Angeles, California
January 31, 2003

Specialty Laboratories, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$15,183	$22,405
Short-term investments	22,491	9,247
Accounts receivable, less allowances for doubtful accounts of $2,828 in 2001 and $2,922 in 2002	33,783	22,597
Refundable income taxes	—	8,491
Deferred income taxes	1,571	1,870
Inventory	2,711	1,893
Prepaid expenses and other assets	1,785	2,410

Total current assets	77,524	59,666
Property and equipment, net	27,095	55,152
Long-term investments	37,389	9,222
Deferred income taxes	1,051	168
Goodwill, net	5,655	5,655
Other assets	5,274	4,197

	$153,988	$143,307

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,465	$8,052
Accrued liabilities	8,206	9,313
Income taxes payable	1,117	—

Total current liabilities	18,788	17,365
Long-term liabilities	2,544	2,208
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value:
Authorized shares—10,000,000 in 2001 and 2002
Issued and outstanding shares—none	—	—
Common stock, no par value:
Authorized shares—100,000,000
Issued and outstanding shares—21,473,886 in 2001 and 22,023,392 in 2002	96,056	99,790
Retained earnings	37,182	23,797
Deferred stock-based compensation	(726)	(94)
Accumulated other comprehensive income	144	241

Total shareholders' equity	132,656	123,734

	$153,988	$143,307

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands except per share data)

	Year Ended December 31
	2000		2001		2002
Net revenue		$153,245		$175,169	$140,150
Costs and expenses:
Costs of services		86,857		99,955	104,379
Selling, general and administrative (exclusive of stock-based compensation charges)		49,277		55,613	51,248
Stock-based compensation charges (credits)		1,073		1,103	(28)
Restructuring charge		—		—	5,050
Charge related to regulatory matters		—		—	2,253
Write-down of unused facilities		369		—	—

Total costs and expenses		137,576		156,671	162,902

Operating income (loss)		15,669		18,498	(22,752)
Interest income		(303)		(3,585)	(1,664)
Interest expense		1,243		134	209

Income (loss) before income taxes (benefits)		14,729		21,949	(21,297)
Provision for income taxes (benefits)		6,056		8,870	(7,912)

Net income (loss)		$8,673		$13,079	$(13,385)

Income (loss) per share—basic	$	..54	$	..62	$(.61)

Income (loss) per share—diluted	$	..49	$	..59	$(.61)

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands)

	Common Stock
			Retained Earnings	Deferred Stock Compensation	Loan to Shareholder	Accumulated Comprehensive Income
	Shares	Amount					Total
Balance, January 1, 2000	16,066,681	$4,055	$15,430	$(354)	$(850)	$—	$18,281
Deferred compensation related to stock option grants, net of forfeitures	—	2,714	—	(2,714)	—	—	—
Amortization of deferred compensation	—	—	—	938	—	—	938
Proceeds from exercise of stock options	257,575	314	—	—	—	—	314
Variable stock-based compensation charges for certain stock options	—	134	—	—	—	—	134
Repayment of loan by shareholder	—	—	—	—	850	—	850
Shares received and cancelled upon redemption of interest in Specialty Family Limited Partnership	(1,136,749)	—	—	—	—	—	—
Proceeds from sale of common stock net of $9,393 in related expenses	5,750,000	82,607	—	—	—	—	82,607

Net income	—	—	8,673	—	—	—	8,673

Balance, December 31, 2000	20,937,507	89,824	24,103	(2,130)	—	—	111,797
Forfeited options, net of stock option grants	—	(301)	—	301	—	—	—
Amortization of deferred compensation	—	—	—	1,103	—	—	1,103
Tax benefit from exercise of employee stock options	—	3,930	—	—	—	—	3,930
Proceeds from sale of stock to employees	536,379	2,603	—	—	—	—	2,603
Comprehensive income:
Unrealized gain on investments, net of taxes of $100	—	—	—	—	—	144	144
Net income	—	—	13,079	—	—	—	13,079

Total comprehensive income							13,223

Balance, December 31, 2001	21,473,886	96,056	37,182	(726)	—	144	132,656
Forfeited options, net of stock option grants	—	(660)	—	660	—	—	—
Amortization of deferred compensation	—	—	—	(28)	—	—	(28)
Tax benefit from exercise of employee stock options	—	2,590	—	—	—	—	2,590
Proceeds from sale of stock to employees	549,506	1,804	—	—	—	—	1,804
Comprehensive income:
Unrealized gain on investments, net of taxes of $68	—	—	—	—	—	97	97
Net loss	—	—	(13,385)	—	—	—	(13,385)

Total comprehensive loss							(13,288)

Balance, December 31, 2002	22,023,392	$99,790	$23,797	$(94)	$—	$241	$123,734

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31
	2000	2001	2002
Operating activities
Net income (loss)	$8,673	$13,079	$(13,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,951	6,587	6,674
Amortization	—	400	289
Tax benefits from exercise of employee stock options	—	3,930	2,590
Deferred income taxes	(686)	4,380	516
Stock-based compensation charges	1,073	1,103	(28)
Write-down of unused facility	369	—	—
Loss on disposals of property and equipment	25	10	—
Changes in assets and liabilities net of effects from purchase of BBICL in 2001:
Accounts receivable, net	(6,000)	338	11,186
Inventory, prepaid expenses and other assets	(953)	(796)	981
Accounts payable	1,803	(3,105)	(1,413)
Accrued liabilities	1,322	(2,182)	1,107
Income taxes refundable/payable	3,340	(3,521)	(9,608)
Other long-term liabilities	547	(716)	(336)

Net cash provided by (used in) operating activities	15,464	19,507	(1,427)
Investing activities
Cash paid for acquisition of BBICL in 2001	—	(9,142)	—
Purchases of property and equipment	(5,967)	(13,754)	(34,731)
Proceeds from sales of property and equipment	2	1	—
(Purchase) sale of investments	—	(59,636)	41,576

Net cash (used in) provided by investing activities	(5,965)	(82,531)	6,845
Financing activities
Net change in revolving bank line of credit	(11,954)	—	—
Borrowings under bank loans	6,186	—	4,644
Repayment of bank loans	(12,614)	—	(4,644)
Repayment of loan by shareholder	850	—	—
Proceeds from sale of common stock, net of expenses	82,607	—	—
Proceeds from exercise of stock options	313	572	741
Sale of common stock to employees under Stock Purchase Plan	—	2,031	1,063

Net cash provided by financing activities	65,388	2,603	1,804

Net increase (decrease) in cash and cash equivalents	74,887	(60,421)	7,222
Cash and cash equivalents at beginning of year	717	75,604	15,183

Cash and cash equivalents at end of year	$75,604	$15,183	$22,405

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,293	$178	$106

Income taxes	$3,562	$4,126	$557

Details of business acquired in purchase transaction:
Fair value of assets acquired	$—	$9,790	$—
Less liabilities assumed	—	648	—

Net cash paid for acquisition	$—	$9,142	$—

Details of accumulated other comprehensive income:
Change in investments	$—	$244	$165
Less change in deferred income taxes	—	100	68

Change in shareholders' equity	$—	$144	$97

See accompanying notes.

Specialty Laboratories, Inc.
Notes to Consolidated Financial Statements

December 31, 2002

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

Common Stock Split

        On October 30, 2000, the Company's Board of Directors amended the Company's Articles of Incorporation to effect a 2.2 for 1 stock split and to increase the authorized number of shares of common stock to 100,000,000. All per share and common share amounts presented in these consolidated financial statements for 2000 have been adjusted to reflect the stock split.

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

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Professional equipment	5–10 years
Office furniture and equipment	5–10 years
Automotive equipment	3–5 years
Computer equipment	3–5 years
Software	3 years
Leasehold improvements	The lesser of life of asset or lease term

Goodwill and Intangible Assets

        The Company allocates the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets include customer lists and license agreement fees. The Company amortizes customer lists and license agreement fees evenly over periods of 10 and 4.5 years, respectively. Prior to 2002, the Company amortized goodwill over 20 years. Accumulated amortization totaled $400,000 and $689,000 at December 31, 2001 and 2002, respectively.

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

        Under the guidance of SFAS No. 142, we concluded that there was no impairment of goodwill for the year ended December 31, 2002 since our fair value exceeded the book equity value. The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provision occurred as of the beginning of the years ended December 31, 2000, 2001 and 2002:

	Year ended December 31
	2000	2001	2002
	(amounts in thousands except per share data)
Net income (loss)
As reported	$8,673	$13,079	$(13,385)
Pro forma	$8,411	$12,993	—
Basic earnings (loss) per common share
As reported	$0.54	$0.62	$(0.61)
Pro forma	$0.52	$0.61	—
Diluted earnings (loss) per common share
As reported	$0.49	$0.59	$(0.61)
Pro forma	$0.48	$0.58	—

Goodwill

        Goodwill related to the acquisition of BBICL is as follows:

	December 31
	2001	2002
	(amounts in thousands)
Goodwill	$5,882	$5,882
Less accumulated amortization (prior to adopting SFAS No. 142)	(227)	(227)

Total goodwill, net	$5,655	$5,655

Intangible Assets (included in other assets)

        Intangible assets are as follows:

	December 31
	2001	2002
	(amounts in thousands)
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(172)	(461)

Total intangible assets, net	$2,185	$1,896

        Under the new rules, intangible assets will continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $288,000 per year for the next three years and $197,000 for the subsequent five years.

Long-lived Asset Impairment

        The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no long-lived assets are impaired at December 31, 2002.

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

        Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid. Billings for services under third-party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. Adjustments to the estimated payment amounts based on final settlement with the third-party payor programs are recorded upon settlement. In 2000, 2001, and 2002, 5.5%, 4.6%, and 4.8%, respectively, of net revenue was paid by Medicare or Medicaid programs.

Research and Development Expenditures

        Research and development expenditures are expensed as incurred. The amounts charged to research and development expense were $2,094,000, $2,266,000, and $2,215,000 in 2000, 2001, and 2002, respectively.

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

        Unilab Corporation accounted for approximately 10% of our net revenue in 2002. In 2001 and 2000, no customer accounted for over 10% of net revenue.

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

Stock-Based Compensation

        The Company accounts for stock options under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS, No. 123, Accounting for Stock-based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

        In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company has adopted the disclosure requirements of SFAS No. 148.

        Pro forma net income, as required to be disclosed by SFAS No. 148, determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement, is as follows:

	Year ended December 31
	2000	2001	2002
	(amounts in thousands except per share data)
Net income (loss), as reported	$8,673	$13,079	$(13,385)
Stock-based employee compensation charges (credits), net of related tax effects:
Determined under the intrinsic-value based method	632	657	(18)
Determined under the fair-value based method	1,098	1,234	2,428
Net income (loss), as adjusted	$8,207	$12,502	$(15,831)
Basic earnings (loss) per common share:
As reported	$0.54	$0.62	$(0.61)
Pro forma	0.51	0.59	$(0.73)
Diluted earning (loss) per common share:
As reported	$0.49	$0.59	$(0.61)
Pro forma	0.47	0.56	$(0.73)

        These pro forma amounts may not be representative in future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

        The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2000	2001	2002
Risk-free interest rates	6%	5%	4%
Expected dividend yields	0%	0%	0%
Weighted-average expected life of option	5 years	5 years	5 years
Expected stock price volatility based upon peer companies	.66	.66	.71

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

Earnings Per Share

        Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive earnings per share are computed by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive shares for the portion of the year they were outstanding. Potentially dilutive common shares result solely from outstanding stock options. Since the Company reported a net loss in 2002, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

        Basic and diluted earnings (loss) per share information was calculated based on the following weighted average shares:

	Year ended December 31
	2000	2001	2002
Basic—weighted average shares	16,100,978	21,186,541	21,813,861
Dilutive effect of outstanding stock options	1,537,780	1,057,232	—

Diluted—weighted average shares	17,638,758	22,243,773	21,813,861

Recent Accounting Pronouncements

        In May 2002, SFAS No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002 was issued. As a result of the rescission of SFAS No. 4, gains and losses related to the extinguishments of debt should be classified as extraordinary only if they meet the criteria outlined under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, was an amendment to SFAS No. 4 and is no longer necessary. SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, defined accounting requirements for the effects of the transition to the Motor Carrier Act of 1980. The transitions are complete and SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, requiring that any capital lease that is modified resulting in an operating lease should be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases or SFAS No. 28, Accounting for Sales with Leasebacks, as applicable. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of the provisions of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, was issued. This statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

2. Acquisitions

        On February 20, 2001, the Company acquired certain assets and liabilities of BBI Clinical Laboratories, Inc. (BBICL), a Massachusetts corporation, for $9,500,000 in cash. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the purchase closing date. The acquisition agreement provided for a reduction of the purchase price if certain performance measurements (i.e., asset delivery, client retention and accounts receivable collections) were not achieved. A subsequent evaluation of these performance measurements resulted in the return of $358,000 by BBICL to the Company in December 2001. Of the $9,142,000 net purchase price, approximately $5,882,000 was allocated to goodwill and $1,932,000 was allocated to the customer list. The acquisition has been accounted for under the purchase method of accounting. The operating results of BBICL are included in the financial statements from the acquisition date.

        The following unaudited pro forma information below presents the consolidated results of operations as if the BBICL acquisition occurred on January 1, 2001. Such unaudited pro forma information is based on historical financial information with respect to the acquisition and does not include operational or other changes that might have been effected by the Company.

Year Ended December 31 2001
(amounts in thousands except per share data)
Net revenue	$176,073
Net income	$12,993
Basic earnings per common share	$0.61
Diluted earnings per common share	$0.58

3. Charge Related to Regulatory Matters

        By letter dated April 12, 2002, the federal Centers for Medicare & Medicaid Services (CMS) notified the Company of its conclusions regarding laboratory inspections in June and October 2001 conducted by the California Department of Health Services (CDHS). CMS concluded that the Company's February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of the Company's Clinical Laboratory Improvement Act (CLIA) certificate, canceling the Company's approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify the Company's customers of the Company's non-compliance and the nature and effective date of any sanctions imposed. The Company filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of the Company's CLIA certificate during the Company's administrative appeal. The cancellation of Medicare and Medicaid payments was effective for services performed by the Company on and after February 22, 2002.

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

        On July 17, 2002, CMS notified the Company that it had deemed Specialty in compliance with all condition level requirements of CLIA and, that Specialty's ability to bill Medicare and Medicaid for its testing services has been reinstated, effective June 19, 2002, and that all actions against the Company's CLIA certificate have been rescinded. In order to facilitate an immediate resolution with CMS, the Company elected to withdraw the appeal of the sanctions the Company filed with CMS on April 17, 2002, and the Company will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. However, because CMS had imposed its sanctions retroactively to February 22, 2002, the Company had billed Medicare and Medicaid programs for some services before the notification of the actual imposition of the sanctions by CMS was received on April 12, 2002. The Company has sought guidance from CMS as to how the period of retroactive sanctions should be treated, and has set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until additional guidance is received from CMS. The Company did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period.

        The Company believes that the cancellation of the Company's approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom the Company bills the hospital and other clients, but instead applies only to testing for which the Company bills the Medicare and Medicaid programs directly. The Company recorded a charge in first quarter 2002 of approximately $1,241,000 to reserve for Medicare and Medicaid services earned and billed and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002. During second quarter 2002, the Company did not recognize any net revenue related to Medicare and Medicaid services and recorded a charge of approximately $612,000 for additional civil money penalties, costs for inspections, and incremental legal costs related to the CDHS and CMS regulatory actions. Beginning July 1, 2002, with the resolution of sanctions imposed by CMS, the Company resumed the recognition of net revenue related to Medicare and Medicaid services performed. In pursuing patient collections, subsequent information was provided by the patient or client that the services provided were covered by Medicare or Medicaid during the period of February 22 through June 19, 2002, resulting in the Company writing off these receivables. These write-offs along with additional reserves, totaled $400,000, and were recorded as a charge during fourth quarter of 2002.

4. Restructuring Charge

        On June 18, 2002, the Company announced a reduction in workforce totaling 10% as part of an overall restructuring plan. The plan involved all areas and levels of the company. In connection with the restructuring effort, a charge of approximately $3,598,000 was recorded in the second quarter of 2002. The charge comprised severance payments and related obligations for employees whose positions were eliminated.

        During September 2002, as a result of further business review and the refinement of our core strategic business the Company eliminated some employee positions primarily in the area of the clinical trials department. A charge of approximately $468,000 was recorded in the third quarter of 2002. The charge comprised $199,000 of severance payments for employees whose positions were eliminated and a $269,000 write-off of certain assets related to the clinical trials business.

        In November 2002, in the Company's continuing efforts to manage costs and align the business with current business levels, a reduction in workforce occurred focused primarily on the laboratory. A restructuring charge of approximately $984,000 was recorded in the fourth quarter of 2002. Approximately $508,000 of the charge related to reductions in force, primarily laboratory operations. In addition, approximately $476,000 of the charge was recorded for the write-off of certain capitalized costs associated with the delayed move to the new Valencia facility, and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

        Severance activities for the year ended December 31, 2002 were as follows:

	Expense	Paid Through December 31, 2002	Unpaid Balance at December 31, 2002
	(amounts in thousands)
Severance and related obligations	$4,276	$2,051	$2,225	*

*
Expected to be paid through 2004.

5. Investments

        The following tables summarize investments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
As of December 31, 2002
Marketable Securities:
U.S. government and agency	$12,987	$294	$—	$13,281
Corporate debt and other securities	5,073	115	—	5,188

	$18,060	$409	$—	$18,469

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
As of December 31, 2001
Marketable Securities:
U.S. government and agency	$6,000	$49	$(8)	$6,041
Corporate debt and other securities	53,536	237	(34)	53,839

	$59,636	$286	$(42)	$59,880

	Amortized Cost	Fair Value
	(amounts in thousands)
As of December 31, 2002
Due in one year or less	$9,095	$9,247
Due after one year through five years	8,965	9,222

	$18,060	$18,469

        Gross realized gains and losses were immaterial in 2001 and 2002.

6. Property and Equipment

        Property and equipment consists of the following:

	December 31
	2001	2002
	(amounts in thousands)
Information technology equipment and systems	$25,729	$29,435
Professional equipment	11,134	13,055
Office furniture and equipment	4,199	4,223
Land	8,658	8,657
Leasehold improvements	8,768	8,843

	58,488	64,213
Less accumulated depreciation and amortization	(31,816)	(38,438)
Construction in progress	423	29,377

	$27,095	$55,152

7. Write-Down of Unused Facility Costs

        In 1997, the Company leased a building in Memphis, Tennessee, for a potential geographical expansion of its operations. Subsequently, in June 1999, the Company's management decided not to move into the Memphis facility and to sublease it to a third party. The accrual of estimated future lease costs was computed by calculating the present value of the remaining lease payments, offset by the present value of the estimated future sublease income assuming a sublease start date of November 2002, using a discount rate of 7%. In June 2002, the Company subleased the facility for the period July 1, 2002 through September 14, 2007, the end of the lease commitment. The liability balance as of December 31, 2002 was $363,000. The Company does not anticipate any future adjustments to the accrual.

        Beginning in 1997, the Company leased on a month-to-month basis a property from a partnership in which the Company's former Chairman of the Board and Chief Executive Officer is both a direct and indirect owner. The Company utilized a portion of the property and subleased the remainder. As a result of the Company's initial public offering, the lease between the Company and the partnership was terminated on September 1, 2000 on which date the Company had a balance of $369,000 in unamortized leasehold improvements for this property. Accordingly, a loss was recognized for this amount as of September 1, 2000.

8. Accrued and Long-Term Liabilities

        Accrued liabilities consist of the following:

	December 31
	2001	2002
	(amounts in thousands)
Employee compensation related (including severance payments of $1,552 due to former employees as of December 31, 2002)	$5,146	$5,617
Royalties	2,007	1,841
Medicare/Medicaid cash collected during sanction period	—	751
Current installment of software acquisition costs	300	300
Current portion of accrued rent for unused facility	232	76
Business operations related	521	728

	$8,206	$9,313

        The Company has various royalty agreements for technology licensed from third parties which require that royalty fees be paid based upon a percentage of net revenue derived from assays using the licensed technology. Royalty payments are generally made on a semiannual or quarterly basis.

        Long-term liabilities consist of the following:

	December 31
	2001	2002
Deferred compensation	$1,895	$1,249
Severance payments due to former employees	—	433
Non-current portion of accrued rent for unused facility	—	286
Annuity payments due to former employee	349	240
Non-current installment of software acquisition costs	300	—

	$2,544	$2,208

9. Long-Term Debt

        The Company had a bank loan agreement which provided for a revolving line of credit up to $30 million subject to a borrowing base limitation of 75% of eligible accounts receivable. Borrowings were cross collateralized by substantially all of the Company's assets and contain certain restrictive covenants, including maintenance of certain levels of financial ratios. Borrowings under this agreement bore interest at LIBOR plus a defined rate and were payable on September 30, 2003. The Company repaid the outstanding revolving line of credit with proceeds from the initial public offering. There were no borrowings outstanding as of December 31, 2001. The revolving line of credit was terminated in March 2002.

        In March 2002, the Company entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. BNP Paribas and a syndication of banks arranged our lease, which was initially structured as an off balance sheet financing arrangement, sometimes referred to as a "synthetic lease". Construction of the new facility was to be completed in the second half of 2003, and the move from the existing location was scheduled shortly thereafter. Construction costs incurred through December 31, 2002 were $25,327,000, of which we financed $20,718,000 with investments and cash generated from operations and $4,609,000 was funded through borrowings from BNP Paribas.

        The Company decided to go on balance sheet with the Valencia facility lease transaction and notified the banking group led by BNP Paribas that we intended to exercise our purchase option under the agreement. During fourth quarter of 2002, we paid off the $4,609,000 bank loan and ended the synthetic lease financing agreement.

        In March 2002, the Company also obtained a bank loan agreement that provided for a revolving line of credit up to $40,000,000. The bank group led by BNP Paribas also provided this loan agreement. We had no borrowings under this bank loan agreement and terminated the loan agreement in fourth quarter of 2002.

        There were no amounts outstanding under the line of credit or term loans at December 31, 2001 and 2002.

        Interest expense for 2000, 2001 and 2002 was $1,243,000, $134,000 and $209,000, respectively.

10. Profit Sharing Plan—401(k)

        The Company maintains a defined contribution 401(k) profit sharing plan (the 401(k) Plan) covering all employees after minimum eligibility requirements have been met. In accordance with the 401(k) Plan, eligible employees may contribute up to 15% of their salaries to the 401(k) Plan. The Company will match the employee's contribution at 50 cents per dollar up to 6% of the employee's salary. Matching contributions by the Company to the 401(k) Plan amounted to $633,000, $686,000 and $735,000 in 2000, 2001 and 2002, respectively. Profit sharing contributions to the 401(k) Plan are discretionary and no discretionary contributions were made during 2000, 2001 and 2002.

11. Deferred Compensation Program

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

        Deferred compensation, including gains and losses on phantom investments, amounted to $1,895,000 and $1,249,000 at December 31, 2001 and 2002, respectively, and is classified in long-term liabilities. The cash surrender value of the life insurance policies, which amounted to $1,638,000 and $1,591,000 at December 31, 2001 and 2002, respectively, is recorded in other assets.

12. Shareholders' Equity

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

Initial Public Offering

        On December 8, 2000, the Company completed the initial public offering of 5,000,000 shares of its common stock at a price of $16.00 per share. The underwriters subsequently exercised their overallotment option by purchasing an additional 750,000 shares of the Company's common stock at a price of $16.00 per share. After underwriters' discounts, commissions and expenses, the net proceeds of the offering and overallotment exercise to the Company were $85,560,000. Other expenses of the offering aggregated $2,953,000.

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

        As of January 1, 2000, the Company granted to certain employees of the Company 132,000 options to acquire shares of the Company's common stock at an exercise price of $1.56 per share. As of July 1, 2000 the Company granted to certain employees 255,200 options to acquire shares of the Company's common stock at an exercise price of $7.00 per share.

        On September 5, 2000, the Company's Board of Directors adopted and the shareholders approved the 2000 Stock Incentive Plan (2000 Plan). The 2000 Plan became effective on the date the underwriting agreement for the initial public offering was signed. Under the 2000 Plan, 5,292,621 shares of the Company's common stock have been authorized for issuance, including shares currently reserved under the 1999 Plan.

        As of December 1, 2000, the Company granted to certain employees of the Company 406,060 options to acquire shares of the Company's common stock at an exercise price of $14.00 per share and 47,000 options to acquire shares of the Company's stock at $16.00 per share.

        In 2001, the Company granted to certain employees and members of the Board of Directors 458,300 options to acquire shares of the Company's common stock at exercise prices between $10.00 and $37.95.

        In 2002, the Company granted to certain employees and members of the Board of Directors 1,643,055 options to acquire shares of the Company's common stock at exercise prices between $6.40 and $26.32.

        The balance of the above options granted vest 25% upon the first anniversary of an employee's employment and thereafter ratably in equal monthly installments for the next 36 months (four equal annual installments upon the completion of each year of service over a four-year period for outside directors). On an annual basis, outside directors can elect to utilize a portion of their annual compensation to acquire an option grant to acquire shares of the Company's common stock at an exercise price equal to one-third of the fair market value each January 1. Such options vest in equal monthly installments over a 12-month period. The options have a term of 10 years from the date of grant. The difference between the option exercise price and fair value of the Company's common stock was recorded as deferred stock-based compensation and is being amortized to expense over the vesting periods of the related stock options on an accelerated basis using the graded vesting method.

        Changes in options outstanding for the periods indicated were as follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 1999	1,839,068	$1.21	$1.21 — $1.23
Options exercised	(251,573)	$1.22	$1.21 — $1.23
Options canceled	(89,155)	$1.21	$1.21
Options forfeited	(31,768)	$5.63	$1.23 — $7.00
Options granted	840,260	$10.03	$1.56 — $16.00

Outstanding at December 31, 2000	2,306,832	$5.60	$1.21 — $16.00

Options exercised	(388,361)	$1.47	$1.21 — $7.00
Options forfeited	(184,084)	$16.56	$1.56 — $29.30
Options granted	458,300	$28.15	$10.00 — $37.95

Outstanding at December 31, 2001	2,192,687	$8.84	$1.21 — $37.95

Options exercised	(400,290)	$1.85	$1.21 — $7.00
Options forfeited	(508,504)	$17.36	$17.36 — $34.25
Options expired	(98,257)	$17.76	$14.00 — $29.30
Options granted	1,643,055	$11.70	$6.40 — $26.32

Outstanding at December 31, 2002	2,828,691	$9.71	$1.21 — $37.95

Options exercisable at December 31, 2000	1,413,887	$1.22	$1.21 — $1.56
Options exercisable at December 31, 2001	1,309,654	$2.44	$1.21 — $16.00
Options exercisable at December 31, 2002	1,230,978	$6.16	$1.21 — $37.95

        The weighted average remaining contractual life of outstanding options was 8.1 and 8.2 years at December 31, 2001 and 2002, respectively.

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

        Stock-based compensation charges were comprised of the following components:

	Year ended December 31
	2000	2001	2002
	(amounts in thousands)
Amortization of deferred stock compensation	$939	$1,103	$(28)
Variable stock-based compensation charges	134	—	—

	$1,073	$1,103	$(28)

        The Company estimates that amortization of deferred stock-based compensation, based upon stock options granted and forfeited during the year ended December 31, 2002 in addition to stock options outstanding at December 31, 2002, will approximate $81,000 in 2003 and $13,000 in 2004.

Stock Purchase Plan

        On September 5, 2000, the Company's Board of Directors adopted and the shareholders approved an Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan became effective on the date the underwriting agreement for the offering was signed. Under the Purchase Plan, 330,000 shares of the Company's common stock were reserved for issue. The share reserve automatically increases on the first trading day of each January by 1% of the total number of shares of the Company's common stock outstanding on the last trading day of each preceding December. The increase in the share reserve is not to exceed 550,000 shares. The shares are available for purchase through overlapping offering periods with a maximum duration of 24 months. The initial offering period began the day the underwriting agreement for the offering was signed and ended in October 2002. Subsequent offering periods begin on the first business day in May and November of each year. Each offering period consists of a series of successive six-month purchasing intervals. Employee share purchases are funded through payroll deductions not to exceed 15% of earnings. The purchase price of shares at each purchase date is the lesser of 85% of the fair market value of the shares on the purchase date or 85% of the fair market value per share on the start date of the offering period. During 2002, 149,216 shares had been purchased under the Purchase Plan.

13. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2001	2002
Current deferred tax assets (liabilities):
Allowances for doubtful accounts and contractual allowances	$1,202	$870
Vacation accrual	319	306
Other compensation accruals	300	694
State income taxes	(150)	—
Tax effect of unrealized gain on investments	(100)	—

	1,571	1,870
Non-current deferred tax assets (liabilities):
Net operating loss	—	1,327
Depreciation expense	256	(845)
State income taxes	—	(611)
Other compensation accruals	831	604
Unrealized gain on investments	—	(168)
Amortization expense	(36)	(139)

	1,051	168

Net deferred tax assets	$2,622	$2,038

        There is no valuation allowance for deferred tax assets since the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax asset.

        The components of the provision for income taxes (benefits) are as follows:

	Year ended December 31
	2000	2001	2002
Current:
Federal	$7,709	$3,437	$(8,611)
State	1,592	1,053	183

	9,301	4,490	(8,428)
Deferred:
Federal	(2,644)	3,509	1,613
State	(601)	871	(1,097)

	(3,245)	4,380	516

Total provision	$6,056	$8,870	$(7,912)

        A reconciliation of the federal statutory rate to the Company's effective tax rate for operations is as follows:

	Year ended December 31
	2000	2001	2002
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	5.8	5.7	2.8
Non-deductible expenses	.2	.3	(1.4)
Other	.1	(.6)	.8

Effective tax rate	41.1%	40.4%	37.2%

14. Commitments and Contingencies

        The Company leases certain facilities and equipment under capital and operating leases. Certain leases contain renewal and purchase options. Rental expense was approximately $2,830,000, $3,579,000 and $3,591,000 for 2000, 2001 and 2002, respectively.

        Through September 2000, the Company leased on a month-to-month basis a facility and parking lot from Santa Monica Properties Partnership (SMPP) which is owned by various shareholders of the Company. Total payments to SMPP were $136,000 in 2000, and are included in rent expense shown above.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows:

	Memphis Property
	Lease	Sub-lease income	All Others	Total
	(amounts in thousands)
Year ending:
2003	$259	$(165)	$2,613	$2,707
2004	259	(165)	1,305	1,399
2005	259	(165)	250	344
2006	259	(165)	82	176
2007 and thereafter	195	(117)	18	96

Total minimum lease payments	$1,231	$(777)	$4,268	$4,722

Contingencies

        In May and June, 2002, the Company was named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California. In September 2002 an amended and consolidated complaint was filed and is serving as the operative complaint in this litigation. The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 ("Class Period"). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. In October 2002 we filed a motion to dismiss the amended complaint, and in February 2003 the court ruled on the motion, dismissing some claims and not dismissing others. In response to the judge's ruling, we expect plaintiffs to file an amended complaint in March 2003. We have provided notice to our directors and officer's insurers, and believe that we have insurance applicable to defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and will vigorously defend such actions.

        A former employee of Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, or SLA, has obtained a judgment of $350,000 against SLA and a default judgment of $1,950,000 in a wrongful termination action against SLA filed in Singapore. The former employee has filed an action against SLA in California to attempt to collect on the Singapore judgment and has obtained a default judgment of $2,500,000 against SLA in California. The former employee has also served discovery upon the Company and certain of its directors and officers. No overt allegations of any material liability have been made against the Company. The Company's management believes that any claim against the Company or its directors and officers in connection with these judgments, if made, would be without merit and the Company will vigorously defend such action.

        A former officer of the Company previously filed an action in federal district court against the Company and two of its officers alleging violations of federal and state securities laws and other causes of action in connection with the sale of the Company's common stock by the former officer and the Company's application of its insider trading policy. The Company's motion to compel arbitration was granted, and one of the individual defendants has subsequently been dropped from plaintiff's claims. The matter has been submitted to binding arbitration before a former federal judge, who recently granted the plaintiff a continuance. We expect the matter to be heard by the arbitrator sometime in 2003. Management believes the claims to be without merit and will vigorously defend such action.

        The Company is from time to time subject to claims arising in the ordinary course of business. These claims have included assertions that the Company's assays infringe existing patents; however, none of the claimants have filed litigation against the Company. The Company intends to defend vigorously any such litigation that may arise and to assert all available defenses to allegations of patent infringement that would be available to the Company. The ultimate resolution of all such proceedings would not materially affect the Company's financial position, results of operations or cash flows, however, such liability could be material to net income of a future quarter.

Commitments

        In September and October 2000, the Company entered into employment agreements with five employees, two of which resigned as part of the 2002 reductions in workforce (see Note 4. Restructuring Charge). The agreements with the other three employees, which provide in the aggregate for annual base salaries of approximately $635,000 provide that if two of the employees are terminated for other than cause during the first three years of their contracts, the Company will pay their salaries for a one-year period subsequent to their severance. For the third employee, if the employee is terminated for other than cause or voluntarily resigns at any time after January 31, 2005, the Company will pay his salary for a six-month period subsequent to his severance. If any of the five employees are terminated for cause, no further payments are due to them under the contracts.

        In May 2002, the Company entered into an employment agreement with a new employee. The agreement provides that if the employee is terminated for other than cause or if he resigns for good reason during the first two years of employment, the Company will pay the base salary of $420,000 and a bonus for a one-year period subsequent to the severance. If after two years of employment, the employee is terminated other than for cause or if he resigns for good reason, the Company will pay the base salary for a two-year period and a bonus for a one-year period subsequent to his severance.

        Other executive officers are generally provided with an offer of employment at the time of hiring, which provides for six to nine months of severance pay in the event the employees are terminated without cause. Four employees have this type of offer-letter which provides in the aggregate for base salaries of approximately $429,000.

15. Quarterly Financial Data (Unaudited)

	March 31	June 30	September 30	December 31
	(amounts in thousands except per share data)
CY2002
Net revenue	$43,614	$34,146	$32,505	$29,885
Operating income	1,643	(12,801)	(5,911)	(5,683)
Net income	1,254	(7,400)	(3,323)	(3,916)
Income per share—basic	0.06	(0.34)	(0.15)	(0.18)
Income per share—diluted	0.06	(0.34)	(0.15)	(0.18)
CY2001
Net revenue	$43,821	$45,158	$42,842	$43,348
Operating income	4,659	4,660	4,006	5,173
Net income	3,403	3,246	2,912	3,518
Income per share—basic	0.16	0.15	0.14	0.16
Income per share—diluted	0.15	0.15	0.13	0.16
CY2000
Net revenue	$35,607	$38,557	$39,550	$39,531
Operating income	3,453	4,466	4,350	3,400
Net income	1,827	2,406	2,378	2,062
Income per share—basic	0.11	0.15	0.15	0.12
Income per share—diluted	0.10	0.14	0.14	0.11

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 18th day of March, 2003.

SPECIALTY LABORATORIES, INC.
By:	/s/ DOUGLAS S. HARRINGTON
	Name:	Douglas S. Harrington
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS R. TESTMAN Thomas R. Testman	Chairman of the Board of Directors	March 18, 2003
/s/ DOUGLAS S. HARRINGTON Douglas S. Harrington, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2003
/s/ FRANK J. SPINA Frank J. Spina	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2003
/s/ DEBORAH A. ESTES Deborah A. Estes	Secretary and Director	March 18, 2003
/s/ RICHARD E. BELLUZZO Richard E. Belluzzo	Director	March 18, 2003
/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	March 18, 2003
/s/ TERRANCE GREGG Terrance Gregg	Director	March 19, 2003
/s/ WILLIAM J. NYDAM William J. Nydam	Director	March 18, 2003
/s/ JAMES B. PETER James B. Peter, M.D., Ph.D.	Founder and Emeritus Chairman of the Board of Directors	March 18, 2003

PERIODIC REPORT CERTIFICATION
of the Chief Executive Officer

I, Douglas S. Harrington, Chief Executive Officer of Specialty Laboratories, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Specialty Laboratories, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (i)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (ii)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

  (iii)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DOUGLAS S. HARRINGTON Douglas S. Harrington Chief Executive Officer (Principal Executive Officer) March 18, 2003

PERIODIC REPORT CERTIFICATION
of the Chief Financial Officer

I, Frank J. Spina, Chief Financial Officer of Specialty Laboratories, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Specialty Laboratories, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (i)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (ii)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

  (iii)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRANK J. SPINA Frank J. Spina Chief Financial Officer (Principal Financial Officer) March 18, 2003

EXHIBIT INDEX

Number	Description
3.1**	Articles of Incorporation.
3.2**	Form of By-laws.
4.1**	Specimen Common Stock Certificate.
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1**††	2000 Stock Incentive Plan.
10.2**††	2000 Employee Stock Purchase Plan.
10.3	Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (lessor) and Registrant (lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California.
10.4A**	Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (sublandlord) and Registrant (subtenant) for the property located at 1620 20th Street, Santa Monica, California.
10.5	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California.
10.6
Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California.
10.7A**†	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.
10.8++†	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.
10.9+†	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.
10.10A**†	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.
10.11A**†	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.
10.12**†	Shared Services Health Care letter of confirmation dated June 5, 2000.
10.13**	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.
10.14††	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.
10.15††	Form of Employment Agreement between executive officers of the Registrant and Registrant.
10.16‡††	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.
10.17‡††	Paul F. Beyer severance agreement dated June 6, 2002.
10.18**††	Employment Agreement dated September 1, 2000 between Thomas E. England and Registrant.
10.19A**††	Employment Agreement dated October 12, 2000 between Frank J. Spina and Registrant.
10.20A**†	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.

10.21A**†	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.
10.22A**†	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.
10.23A**†	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.
10.24‡†	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.
10.25I	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.
10.26*†	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.
10.27	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer
99.2++	California Department of Health Services Letter dated June 28, 2002.
99.3++	Center for Medicare and Medicaid Services Letter dated July 17, 2002.
99.4++	California Department of Health Services Letter dated July 18, 2002.

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

I
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

‡
This exhibit was originally filed as an exhibit to the company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 with the Securities and Exchange Commission on August 13, 2002 and is incorporated herein for reference.

++
This exhibit was originally filed as an exhibit to the company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 with the Securities and Exchange Commission on October 30, 2002 and is incorporated herein for reference.

QuickLinks

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
PERIODIC REPORT CERTIFICATION of the Chief Financial Officer