Form 10-Q
period 2003-03-31
SPECIALTY LABORATORIES INC
filed 2003-05-01
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 28, 2003, there were approximately 22,121,332 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,405	$13,620
Short-term investments	9,247	11,222
Accounts receivable, less allowance for doubtful accounts of $2,922 as of December 31, 2002 and $2,897 as of March 31, 2003	22,597	22,012
Refundable income taxes	8,491	9,282
Deferred income taxes	1,870	1,791
Inventory	1,893	1,761
Prepaid expenses and other assets	2,410	2,285

Total current assets	68,913	61,973
Property and equipment, net	55,152	60,904
Long-term investments	9,222	9,185
Deferred income taxes	168	453
Goodwill, net	5,655	5,655
Other assets	4,197	4,199

	$143,307	$142,369

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$8,052	$9,760
Accrued liabilities	9,313	8,339

Total current liabilities	17,365	18,099
Long-term liabilities	2,208	1,703
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value:
Authorized shares—10,000,000 in 2002 and 2003
Issued and outstanding shares—none	—	—
Common stock, no par value:
Authorized shares—100,000,000 shares
Issued and outstanding shares—22,023,392 as of December 31, 2002 and 22,096,332 as of March 31, 2003	99,790	100,097
Retained earnings	23,797	22,315
Deferred stock-based compensation	(94)	(70)
Accumulated other comprehensive income	241	225

Total shareholders' equity	123,734	122,567

	$143,307	$142,369

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended March 31,
	2002	2003
Net revenue	$43,614	$30,300
Costs and expenses:
Costs of services	26,829	21,785
Selling, general and administrative (exclusive of stock-based compensation charges)	13,760	10,914
Stock-based compensation charges	141	24
Charge related to regulatory matters	1,241	—

Total costs and expenses	41,971	32,723

Operating income (loss)	1,643	(2,423)
Interest income	(494)	(211)
Interest expense	33	34

Income (loss) before income taxes (benefits)	2,104	(2,246)
Provision for income taxes (benefits)	850	(764)

Net income (loss)	$1,254	$(1,482)

Basic earnings (loss) per common share	$.06	$(.07)
Diluted earnings (loss) per common share	$.06	$(.07)

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2002	2003
Operating activities
Net income (loss)	$1,254	$(1,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,700	1,688
Tax benefits related to employee stock options	1,457	217
Deferred income taxes	(459)	(188)
Stock-based compensation charges	141	24
Changes in assets and liabilities:
Accounts receivable, net	715	585
Inventory, prepaid expenses and other assets	(640)	183
Accounts payable	1,124	1,708
Accrued liabilities	(1,872)	(974)
Income taxes refundable/payable	(607)	(791)
Long-term liabilities	(106)	(505)

Net cash provided by operating activities	2,707	465
Investing activities
Purchases of property and equipment	(1,756)	(7,368)
Sale (purchase) of investments, net	20,047	(1,972)

Net cash provided by (used in) investing activities	18,291	(9,340)
Financing activities
Proceeds from exercise of stock options	308	90

Net cash provided by financing activities	308	90

Net increase (decrease) in cash and cash equivalents	21,306	(8,785)
Cash and cash equivalents at beginning of period	15,183	22,405

Cash and cash equivalents at end of period	$36,489	$13,620

See accompanying notes.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

        The accompanying financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

NOTE 2.    GOODWILL AND INTANGIBLE ASSETS

        When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identified intangible assets. Identifiable intangible assets include customer lists and license agreement fees. We amortize customer lists and license agreement fees evenly over periods of 10 and 4.5 years, respectively. Prior to 2002, we amortized goodwill and intangible assets evenly over periods ranging from 10 to 20 years. Under the guidance of Statement of Financial Accounting Standards No. 142, we concluded that there was no impairment of goodwill for the three-month period ended March 31, 2003 since our fair value exceeded the book equity value.

Goodwill

        Goodwill related to the acquisition of BBI Clinical Laboratories is as follows:

	December 31, 2002	March 31, 2003
	(amounts in thousands)
Goodwill	$5,882	$5,882
Less accumulated amortization (prior to adopting SFAS No. 142)	(227)	(227)

Total goodwill, net	$5,655	$5,655

Intangible Assets (included in other assets)

        Intangible assets are as follows:

	December 31, 2002	March 31, 2003
	(amounts in thousands)
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(461)	(534)

Total intangible assets, net	$1,896	$1,823

        Under the new rules, intangible assets will continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $72,000 per quarter or $288,000 per year for the next three years and $197,000 per year for the subsequent five years.

NOTE 3.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31, 2002	March 31, 2003
	(amounts in thousands)
Information technology equipment and systems	$29,435	$29,944
Professional equipment	13,055	13,087
Leasehold improvements	8,843	8,843
Land	8,657	8,701
Office furniture and equipment	4,223	4,223

	64,213	64,798
Less accumulated depreciation and amortization	(38,438)	(40,054)
Construction in progress	29,377	36,160

Total property and equipment, net	$55,152	$60,904

NOTE 4.    STOCK-BASED COMPENSATION

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

        In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair-value method of accounting for stock-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company adopted the disclosure requirements of SFAS No. 148 in fourth quarter of 2002.

        Pro forma net income determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement, is as follows:

	Three Months Ended March 31,
	2002	2003
	(amounts in thousands except per share data)
Net income (loss), as reported	$1,254	$(1,482)
Stock-based employee compensation charges (credits), net of related tax effects:
Determined under the intrinsic-value based method	84	16
Determined under the fair-value based method	538	916

Net income (loss), as adjusted	$800	$(2,382)

Basic earnings (loss) per common share:
As reported	$.06	$(.07)
Pro forma	$.04	$(.11)
Diluted earning (loss) per common share:
As reported	$.06	$(.07)
Pro forma	$.04	$(.11)

        These pro forma amounts may not be representative in future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

        The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended March 31,
	2002	2003
Risk-free interest rates	4%	3%
Expected dividend yields	0%	0%
Weighted-average expected life of option	5 years	5 years
Expected stock price volatility based upon peer companies	.71	.71

        For sales of the Company's common stock to employees at a price below such estimated fair value, the difference between the sales price and such estimated fair value was charged to expense as of the date of the sales.

NOTE 5.    CHARGE RELATED TO REGULATORY MATTERS

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

        On July 17, 2002, CMS notified the Company that it had deemed the Company in compliance with all condition level requirements of CLIA and, that the Company's ability to bill Medicare and Medicaid for its testing services had been reinstated, effective June 19, 2002, and that all actions against the Company's CLIA certificate had been rescinded. In order to facilitate an immediate resolution with

CMS, the Company elected to withdraw the appeal of the sanctions the Company filed with CMS on April 17, 2002, and the Company will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. However, because CMS had imposed its sanctions retroactively to February 22, 2002, the Company had billed Medicare and Medicaid programs for some services before the notification of the actual imposition of the sanctions by CMS was received on April 12, 2002. The Company has sought guidance from CMS as to how the period of retroactive sanctions should be treated, and has set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until additional guidance is received from CMS. The Company did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period.

        The Company believes that the cancellation of the Company's approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom the Company bills the hospital and other clients, but instead applies only to testing for which the Company bills the Medicare and Medicaid programs directly. The Company recorded a charge in the first quarter of 2002 of approximately $1,241,000 to reserve for Medicare and Medicaid services earned and billed and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002. During the second quarter of 2002, the Company did not recognize any net revenue related to Medicare and Medicaid services and recorded a charge of approximately $612,000 for additional civil money penalties, costs for inspections, and incremental legal costs related to the CDHS and CMS regulatory actions. Beginning July 1, 2002, with the resolution of sanctions imposed by CMS, the Company resumed the recognition of net revenue related to Medicare and Medicaid services performed. In pursuing patient collections, subsequent information was provided by the patient or client that the services provided were covered by Medicare or Medicaid during the period of February 22 through June 19, 2002, resulting in the Company writing off these receivables. These write-offs along with additional reserves, totaled $400,000, and were recorded as a charge during fourth quarter of 2002.

NOTE 6.    RESTRUCTURING CHARGE

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

        Severance obligations for the three months ended March 31, 2003 are as follows:

	2002 Expense	Paid Through March 31, 2003	Unpaid Balance at March 31, 2003
	(amounts in thousands)
Severance and related obligations	$4,276	$2,801	$1,475	*

*
Expected to be paid through 2004.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

        In March 2002, the Company entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. BNP Paribas and a syndication of banks arranged our lease, which was initially structured as an off balance sheet financing arrangement, sometimes referred to as a "synthetic lease". Construction of the new facility was to be completed in the second half of 2003, and the move from our existing Santa Monica facilities was scheduled shortly thereafter. In October 2002, the Company announced the postponement of our move to the new Valencia facility, and suspended construction of the facility after the completion of the core and shell of the building in early 2003. In addition, we have decided to go on balance sheet with the Valencia facility lease transaction, and in the fourth quarter of 2002 we notified the banking group led by BNP Paribas that we were ending the synthetic lease by exercising our purchase option under the agreement. Construction costs incurred through March 31, 2003 were $31,853,000, which we financed with investments and cash generated from operations.

        In March 2002, the Company also obtained a bank loan agreement that provided for a revolving line of credit up to $40,000,000. The bank group led by BNP Paribas also provided this loan agreement. We had no borrowings under this bank loan agreement and terminated the loan agreement in the fourth quarter of 2002.

        In January 2003, the Company established a $680,000 irrevocable Letter of Credit for Federal Insurance Company, our worker's compensation insurance provider for 2003. The Company elected to utilize a deductible program for 2003 for which Federal Insurance Company required a security deposit in the form of a Letter of Credit.

NOTE 8.    EARNINGS PER SHARE

        Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods. Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented. Since the Company reported a net loss for the quarter ending March 31, 2003, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

        Basic and diluted earnings (loss) per share for the respective periods are set forth in the table below:

	Three Months Ended March 31,
	2002	2003
	(amounts in thousands except per share data)
Net income (loss)	$1,254	$(1,482)
Basic earnings (loss) per common share	$.06	$(.07)
Diluted earnings (loss) per common share	$.06	$(.07)
Basic weighted average shares	21,524	22,096
Dilutive effect of outstanding stock options	968	—

Diluted weighted average shares	22,492	22,096

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial data and the consolidated financial statements and related notes included elsewhere in this Quarterly Report. This section includes forward-looking information that involves risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements". Our actual results could differ materially from those anticipated by forward-looking statements due to factors discussed under "Risk Factors", "Business" and elsewhere in this Quarterly Report.

        For purposes of the following discussion, EBITDA is defined as income (loss) from operations before interest, income taxes, depreciation and amortization. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles (GAAP). Items excluded from EBITDA are significant components in understanding and assessing financial performance. We present EBITDA, which is a non-GAAP measure, to enhance the understanding of our operating results. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

        While the core hospital-focus strategy remains the same, the last year was marked by two significant events—the regulatory actions taken by the California Department of Health Services (CDHS) and the federal Centers for Medicare & Medicaid Services (CMS) in March and April 2002, and the announcement of the acquisition of Unilab Corporation, our largest customer, by Quest Diagnostics Inc., one of our competitors. As a result of these events, we have experienced a significant reduction in revenues for 2002. These events are discussed below.

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

Other significant developments in the last year included:

        As previously reported, in December 2001, we purchased a 13.8 acre site in Valencia, California. We are in the process of building a 195,000 square foot facility which would enable us to consolidate all of our laboratory and administrative functions in one location. Construction began during the second quarter of 2002 and was to be completed in the second half of 2003. In October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004. Accordingly, the construction of the new facility has been suspended. This postponement will allow us to focus on rebuilding client confidence and stabilizing our business by minimizing any disruptions in service to our clients based on planning and executing a move to a new facility during this rebuilding period. We have halted construction at completion of the Core and Shell of the facility, a logical break point, and this phase was substantially completed in January 2003. Upon restart of the facility construction, we plan to fund completion with traditional construction and mortgage financing. We expect to decide whether and when to recommence the facility's construction sometime in the last half of 2003. However, we can provide no assurances that we will be able to obtain financing on favorable terms to fund construction of the new facility, that we will have the ability to complete a move to a new facility without incurring disruptions in service to our customers and loss of client confidence, or that we will need a larger facility for our operations in light of our reduced testing volume and employee headcount. Based on these and other factors, it is possible that we may never recommence construction of the new facility in Valencia, or decide to recommence construction after December 31, 2003. If we do not provide notice of our intent to resume construction prior to that date, the agreement for construction of the facility will be deemed terminated, and we could be subject to substantial termination costs and penalties, which could be in excess of $2.5 million. For more information, please see Risk Factors—"Our planned move to Valencia, California may divert management attention and may lead to disruptions in our operations and service to our customers" and Risk Factors—"We may decide to further postpone or cancel our planned move to a new location in Valencia, which could create financial liabilities."

        In March 2002, we completed a $100 million financing transaction. This credit facility had two components: first, we entered into a 6.5 year lease to finance construction of our new laboratory and headquarters facility in Valencia, California, sometimes referred to as a "synthetic lease", with a total cost, including financing costs, of up to $60 million, and second, we entered into a $40 million line of credit with the same lenders that provided the lease financing, with proceeds available for general corporate purposes. Prior to this transaction, we had an existing line of credit of $30 million, which was provided by Union Bank of California. The new credit facility, arranged by BNP Paribas, included Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants. As a result of our decision to pause construction of the Valencia facility and our desire to have on balance sheet financing, we exercised our purchase option in the fourth quarter of 2002 under the lease finance agreement, paying off the debt so we can obtain title to the ground lease and facility improvements, thus ending the synthetic lease. Subsequently, we also terminated our line of credit with this bank group.

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

        We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors. Based on the number of outstanding options granted as of March 31, 2003, we expect to amortize approximately $70,000 of deferred stock-based compensation in future periods. We expect to amortize this deferred stock-based compensation approximately as follows: $57,000 during the remainder of 2003 and $13,000 during 2004. We anticipate that the exercise price of the majority of stock options granted in the future will be at the market price of our common stock on the date of grant, and therefore no deferred stock-based compensation will result from these grants.

Goodwill and Intangible Assets

        We allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets include customer lists and are amortized evenly over 10 years.

        Under Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We concluded that there was no impairment of goodwill for the three-month period ended March 31, 2003 since our fair value exceeded the book equity value.

Results of Operations

        The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Three Months Ended March 31,
	2002	2003
Net revenue	100.0%	100.0%
Cost of services	61.5	71.9
Selling, general and administrative (exclusive of stock-based compensation charges)	31.5	36.0
Charge related to regulatory matters	2.8	—
Operating income (loss)	3.8	(8.0)
Income (loss) from operations before income taxes (benefits)	4.8	(7.4)
Net income (loss)	2.9	(4.9)
EBITDA (1)	7.7	(2.4)

(1)
The following is a reconciliation of net income (loss) to EBITDA:

Net income (loss)	2.9	(4.9)
Interest (income) expense, net	(1.0)	(0.6)
Provision for income taxes (benefits)	1.9	(2.5)
Depreciation and amortization	3.9	5.6

EBITDA	7.7	(2.4)

Quarter Ended March 31, 2003 Compared with Quarter Ended March 31, 2002

Net Revenue

        Net revenue of $30.3 million for the quarter ended March 31, 2003 reflects a decline of approximately $13.3 million, or 30.5%, from the $43.6 million for the prior year first quarter. This decline in revenues resulted primarily from a reduction in accession volumes, down nearly 26% from the prior year first quarter, to approximately 616,000 for the first quarter of 2003. The year-over-year decline in accession volume is primarily from business loss due to our regulatory matters that were resolved in the third quarter of 2002. In addition, with the completion of the acquisition of Unilab Corporation, our largest customer, by Quest Diagnostics in February 2003, we saw a further decline in accessions being sent to us in the first quarter of 2003 by Unilab. Revenues were further impacted by a year-over-year reduction of approximately 6% in the aggregate average selling price due primarily to our client mix-shift towards hospital-based business and the reduction in independent laboratory business. Revenues from hospitals grew to approximately 63% of total revenues for the quarter ended March 31, 2003 from 57% for the comparable prior year quarter.

        Sequentially, net revenues increased from the fourth quarter of 2002 by approximately $0.4 million, reflecting a modest increase in accession volumes from nearly 614,000 in the fourth quarter of 2002. In addition, the first quarter of 2003 aggregate average selling price increased nearly 1% from the fourth quarter of 2002, due primarily to the business loss of lower-priced tests from Unilab. We have experienced a continued decline of business from Unilab, and expect that Unilab will continue reducing the testing sent to us, reaching comparatively low ongoing levels in the second quarter of 2003. We expect this business loss to be offset by additional new business, resulting in accession volumes being essentially flat as compared to the first quarter of 2003. The aggregate average selling price is expected to decline in the second quarter as a result of higher-priced tests being removed by Unilab.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, decreased $5.0 million, or 18.8%, to $21.8 million for the first quarter of 2003 from $26.8 million for the comparable prior year quarter. This decrease is due primarily to lower accession volumes, and resultant reductions in reagents and royalties, laboratory labor costs, and distribution costs. These decreases are partially offset by increased outsourced testing costs in the first quarter of 2003 of approximately $0.4 million when compared to the first quarter of 2002 and cost increases related to the change in mix of laboratory personnel, increasing quarterly costs approximately $350,000. As a percentage of revenue, cost of services increased to 71.9% for the quarter ended March 31, 2003 from 61.5% from the comparable prior year quarter.

        In comparing the first quarter of 2003 to the fourth quarter of 2002, costs of services show a sequential decline of more than $0.9 million, or 4.2%, on slightly higher test volumes. This sequential decline is the result of further reductions of outsourced testing, lower distribution costs, and reduced laboratory labor costs. As a percentage of revenue, cost of services decreased to 71.9% from 76.1% for quarter ended December 31, 2002. This rate of improvement in cost of services is not expected to continue, as we have completed the vast majority of test reintroductions, realigned our distribution network with current volumes and clients, and substantially completed our restructuring and reductions in force.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $2.9 million, or 20.7%, to $10.9 million for the first quarter of 2003 from $13.8 million for the first quarter of 2002. This decrease was primarily due to lower salary and benefit costs of $1.1 million resulting from our reduction in workforce in June 2002 and $1.3 million resulting from certain sales and marketing costs that declined commensurate with our revenues. In addition, first quarter of 2002 included approximately $0.5 million of one-time costs for the recruiting of the CEO and Vice President of Sales, costs associated with the state of California regulatory review and certain one-time receivable write-offs associated with the closure of an independent laboratory. As a percentage of revenue, selling, general and administrative expenses increased to 36.0% for the quarter ended March 31, 2003 from 31.5% from the comparable prior year quarter. Sequentially, selling, general and administrative expenses decreased approximately $0.6 million from the fourth quarter of 2002.

Stock-Based Compensation Charges

        Stock-based compensation charges decreased from approximately $141,000 to $24,000 from the first quarter of 2002 to the first quarter of 2003. This decrease was primarily due to forfeited stock options resulting from the June and November 2002 reductions in workforce that had the effect of reducing future amortization.

Charge Related to Regulatory Matters

        In April 2002, we received a letter from the federal Centers for Medicare and Medicaid Services (CMS) imposing certain sanctions as a result of laboratory inspections conducted by the California Department of Health Services (CDHS) in June and October 2001. The sanctions included cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day during the sanction period beginning on February 22, 2002. We recorded a charge related to these actions of approximately $1.2 million in the first quarter of 2002 for Medicare and Medicaid services earned and billed and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $461,000 to $177,000 from the first quarter of 2002 to the first quarter of 2003. This reduction directly reflects the cash utilized for capital expenditures for the new facility construction and the information technology infrastructure upgrade coupled with the significant interest rate declines experienced in 2002 resulting in lower interest yields on our investments.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) was a benefit of $764,000 for the first quarter of 2003 as compared to $850,000 in expense for the comparable prior year quarter. Our effective tax rate reflects a 34% benefit for the first quarter of 2003 as compared to 40.4% expense for the first quarter of 2002. The first quarter of 2003 effective tax rate is slightly lower than the 37.2% tax rate experienced for the fiscal year 2002. We expect the effective tax rate to fluctuate quarterly, between 30% to 40%, depending on the exact nature of operating results. In addition, our actual operating results may limit our ability to fully realize the tax benefits from our net operating loss carryforwards.

Net Income

        A net loss of $1.5 million was recorded for the quarter ended March 31, 2003 compared to net income of $1.2 million for the comparable prior year quarter, a decrease of approximately $2.7 million. This decrease is fundamentally due to a reduction in accession volumes resulting from the loss of business related to our regulatory issues that were resolved in third quarter of 2002 and the decline in accession volumes from Unilab, due to its acquisition by Quest Diagnostics. In addition, the decrease is related to lower aggregate average selling price of approximately 6% due to our client mix-shift towards hospital-based business and the reduction in independent laboratory business. As a percentage of revenue, a net loss of 4.9% was recorded for the quarter ended March 31, 2003 as compared to net income of 2.9% for the comparable prior year quarter.

EBITDA

        EBITDA, or earnings before interest, income taxes, depreciation and amortization, reflected a loss of nearly $735,000 for the quarter ended March 31, 2003 as compared to earnings of $3.3 million for the comparable prior year quarter. As a percentage of net revenue, EBITDA decreased to a loss of 2.4% for the quarter ended March 31, 2003 from earnings of 7.7% for the quarter a year ago. The decrease is primarily due to lower accession volumes resulting from the loss of business related to our regulatory issues that were resolved in third quarter of 2002 and the decline in accession volumes from Unilab, due to its acquisition by Quest Diagnostics. In addition, the decrease is related to lower aggregate average selling price of approximately 6% due to our client mix-shift towards hospital-based business and the reduction in independent laboratory business. For a reconciliation of EBITDA to net income (loss), see footnote (1) under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations".

Liquidity and Capital Resources

        Operating activities for the quarter ended March 31, 2003 provided cash of $465,000 in the first quarter of 2003. This cash was generated primarily by an increase of approximately $0.7 million in accounts payable and accrued liabilities, $0.6 million of cash provided by accounts receivable collections, and the net loss of $1.5 million was offset by depreciation and amortization of $1.7 million. These were somewhat offset by a $0.5 million of reduction in long-term liabilities, and a $0.8 million increase to our tax benefits, as reflected in income taxes refundable. For the quarter ended March 31, 2002, $2.7 million of cash was provided by operating activities. For this prior year quarter, cash was generated primarily from net income of $1.3 million increased by $1.7 million of depreciation and amortization, $1.5 million of tax benefits from exercised employee stock options, and $0.7 million of cash provided by accounts receivable collections. This generated cash was offset by a reduction of $1.4 million in accounts payable, accrued liabilities, and income taxes payable, $0.8 million increase in prepaid assets, and $0.5 million increase in deferred income tax assets.

        Investing activities in the first quarter of 2003 used net cash of $9.3 million as we used approximately $7.4 million in funds to complete the Core and Shell phase of our Valencia facility and purchase additional information technology equipment. In addition, we repositioned $2.0 million of cash and cash equivalents to long-term investments. For first quarter of 2002, investing activities provided $18.3 million in cash as we repositioned $20.0 million of short-term investments to cash and cash equivalents, partially offset by approximately $1.8 million in capital expenditures.

        Net cash was provided from financing activities from the exercise of stock options of $90,000 for first quarter of 2003 as compared to $308,000 for first quarter of 2002.

        In March 2002, we entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. BNP Paribas and a syndication of banks arranged our lease, which was initially structured as an off balance sheet financing arrangement, sometimes referred to as a "synthetic lease". In the fourth quarter of 2002, we decided to go on balance sheet with the Valencia facility lease transaction and notified the banking group led by BNP Paribas that we were ending the synthetic lease by exercising our purchase option under the agreement.

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

        With the resolution of sanctions imposed by CMS and CDHS, our focus is on rebuilding client confidence and stabilizing our business. To minimize any disruptions in service to our customers based on planning and executing a move to a new facility during the rebuilding period, in October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004. Accordingly, the construction of the new facility has been paused. This postponement will allow us to focus on rebuilding client confidence and stabilizing our business by minimizing any disruptions in service to our clients based on planning and executing a move to a new facility during this rebuilding period. We have halted construction at completion of the Core and Shell of the facility, a logical break point, and this phase was substantially completed in January 2003. During the construction postponement period, we expect to see an increase in operating costs to provide security, insurance, maintenance, and funds taxes, and expect these costs to be between $300,000 and $400,000 per quarter. Upon restart of the facility construction, we plan to fund completion with traditional construction and mortgage financing. We expect to decide whether and when to recommence the facility's construction sometime in the last half of 2003. However, we can provide no assurances that we will be able to obtain financing on favorable terms to fund construction of the new facility, that we will have the ability to complete a move to a new facility without incurring disruptions in service to our customers and loss of client confidence, or that we will need a larger facility for our operations in light of our reduced testing volume and employee headcount. Based on these and other factors, it is possible that we may never recommence construction of the new facility in Valencia, or decide to recommence construction after December 31, 2003. If we do not provide notice of our intent to resume construction prior to that date, the agreement for construction of the facility will be deemed terminated, and we could be subject to substantial termination costs and penalties, which could be in excess of $2.5 million.

        Our cash and cash equivalents combined with short-term and long-term investments totaled approximately $34.0 million on March 31, 2003 as compared to $75.9 million on March 31, 2002. This reduction in cash is a direct result of increased capital expenditures, primarily for the Valencia facility and information technology investments that are related to our infrastructure upgrade and the move of our data center to a third party location. Our investments, accounting for $20.4 million, are primarily in commercial paper and corporate bonds. We expect existing cash and cash equivalents, short-term investments and our new financing arrangement will be sufficient to fund our operations, meet our capital requirements to support our growth and allow strategic technology licensing for the next year.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, (the "Quarterly Report") includes information incorporated herein by reference and contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on the current expectations, assumptions, estimates and projections about Specialty Laboratories, Inc. and the esoteric clinical laboratory industry. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. All forward-looking statements attributable to Specialty Laboratories, Inc. are expressly qualified in their entirety by the cautionary statements of this Quarterly Report and by the discussion of "Risk Factors" included elsewhere in this Quarterly Report, and in filings with the Securities and Exchange Commission ("SEC") made from time to time by Specialty Laboratories, Inc., including our periodic filings on Form 10-K, Form 10-Q and Form 8-K. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment.

Risk Factors

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

Food & Drug Administration

        Neither the FDA nor any other governmental agency currently fully regulates the new assays we internally develop. Although the FDA previously asserted that its jurisdiction extends to tests generated in a clinical laboratory, it has allowed these tests to be run and the results commercialized without FDA premarket approval. In January 2003, the U.S. Department of Health and Human Services (HHS) indicated it is still assessing the feasibility of regulating in-house genetic testing, and HHS recently created a new committee, the Secretary's Advisory Committee on Genetics, Health and Society, to take over and expand on the role of the former Secretary's Advisory Committee on Genetic Testing (SACGT). Our existing and future assays may be subject to federal regulatory approval similar to the pre-marketing approval process that the FDA applies to drugs and medical devices, or may be subject to other increased regulatory standards, which could have a negative effect on our business. If the FDA seeks to regulate in-house genetic testing, depending the nature and scope of such regulation, it could have a detrimental effect on our business. We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not consider testing conducted at a clinical laboratory to require premarketing clearance. Hence, we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations.

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

        Because of uncertainty surrounding the sanctions imposed by CMS, questions about our clients' ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing. As a result, our total accessions declined to less than 614,000 for the fourth quarter of 2002, and may continue to decline for the first quarter of 2003. While we expect accession volumes will stop declining, and will begin to grow again, due to factors including the potential of continued uncertainty of our clients' responses to the regulatory issues we faced in 2002, the lag time it may take for existing clients in switching to a different testing lab, and the loss of much of our Unilab business, we cannot provide any assurances that our clients will resume sending us specimens for testing, nor can we provide assurances that our accessions will stop declining or begin to increase again.

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

        On April 2, 2002, Quest Diagnostics Inc. announced that they had entered into an agreement to acquire Unilab, and in February 2003 Quest completed its acquisition of Unilab. As a result, we believe that Quest will ultimately perform the majority of testing previously sent to us by Unilab. Due to the pending acquisition, Unilab did not renew our agreement, which expired in October 2002, and we experienced a significant reduction in testing volumes sent to us from Unilab in November and December of 2002. In October 2002, we entered into a new agreement with Unilab which should provide for a more orderly reduction of the remaining testing volumes. However, the new agreement does not obligate Unilab to provide us with minimum assay referrals, and is cancelable by either party upon thirty days' prior notice. We have already seen a reduction in test volumes sent to us by Unilab, and we expect further reductions as a result of the completion of Unilab's acquisition by Quest. If the new agreement with Unilab is terminated, or if Unilab starts performing certain testing at its own facilities, they may further reduce or stop sending specimens to us for testing. In March 2003, Unilab provided us notice that it would stop sending us certain tests covered under the new agreement, and in April we experienced further reductions in the testing volumes sent to us by Unilab. We expect Unilab's purchase of our services to be materially reduced during 2003. However, we cannot predict what the exact timing or extent of volume loss from Unilab will be, and such reductions or loss of testing volume may significantly impact other future quarters. Any reduction in the purchase of our service by Unilab will decrease our net revenue.

Some of our customers are also our primary competitors. If they reduce or discontinue purchasing our assays for competitive reasons, it will reduce our net revenue.

        Some of our customers, such as Quest, LabCorp, Mayo and ARUP, also compete with us by providing esoteric testing services. They often refer assays to us that they either cannot or elect not to perform themselves. During 2002, we saw a significant decline in test volumes referred to us from our competitors. For the year ended December 31, 2002, sales to our competitors were less than 4% of our net revenue as compared to more than 6% of our net revenue for the year ended December 31, 2001. These parties may decide not to refer assays to us because they wish to develop and market assays similar to ours, and we may experience a further decline in our net revenues from these competitors. For example, in July 1997, SmithKline Beecham Clinical Laboratories, or SmithKline Labs, began to significantly limit the number of assays it referred to us. We believe that SmithKline Labs terminated its relationship with us because it decided to offer assays similar to ours. In 1996, SmithKline Labs comprised 21.7% of our net revenue, whereas in 2001, after being acquired by Quest, SmithKline Labs (excluding Quest accounts prior to the acquisition) only comprised approximately 2% of our net revenue. We experienced a significant reduction in volume from Quest, LabCorp, Mayo and ARUP in 2002, and if these or other laboratories decide to reduce or discontinue purchases of our assays for competitive reasons, it will reduce our net revenue.

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

        Legislation governing the dissemination and use of medical information is continually being proposed at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, and regulations promulgated under HIPAA require certain healthcare providers and holders or users of electronically transmitted patient health information to implement measures to maintain the security and privacy of such information. Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable. Physicians and other persons providing patient information to us are also required to comply with these laws and regulations. If a patient's privacy is violated, or if we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties. The HIPAA regulations required that covered entities (including us) be in compliance with the privacy regulations on or before April 14, 2003.

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

        We believe that we are in material compliance with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data. While we believe we are in compliance in all material respects with the applicable HIPAA regulations, our failure to comply could subject us to fines and penalties, and have a detrimental effect on our business. We may be subject to inspections or investigations by state or federal regulatory entities that enforce privacy laws and regulations, and we can provide no assurances that we will be found fully compliant with HIPAA or other related laws and regulations.

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

        Over the past five years, we have made a substantial investment in our information technology solutions, such as DataPassport®, DataPassportMD®, and Outreach Express™, to facilitate electronic assay ordering and results reporting as a value added service for our customers. We believe that these solutions are one factor considered by our customers when selecting a reference laboratory. In the future, our competitors may offer similar or better information technology solutions to our existing and potential customer base. If this occurs, we will lose this competitive advantage, and as a result, may be unable to maintain or increase our market share.

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

        Other companies or institutions engaged in assay development, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to develop, perform or sell our assays. As a result, we may be found to be, or accused of, infringing on the proprietary rights of others. For example, in response to a patent infringement allegation from Athena Diagnostics in 1997, we ceased performing an assay used to diagnose late onset Alzheimer's disease. We received letters from the National Institute of Health (NIH) in 2000, 2001, and 2002 claiming that some of our assays may violate their patents. While neither NIH nor Chiron has filed suit against us, Chiron has recently filed suit against other clinical reference laboratories for alleged patent infringement related to Hepatitis C Virus testing. We cannot provide any assurances that Chiron, NIH, or other patent holders will not bring suit against us in the future for alleged patent infringement. We intend to defend any such suit that may arise vigorously and to assert all available defenses to allegations of patent infringement that would be available to us. Such suits could be expensive to defend and could divert management's time and resources, regardless of the merit or validity of any such suit. Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and there can be no assurance that there will be no adverse consequences to us. As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and intellectual property litigation, or the threat of such litigation, could force us to do one or more of the following:

  •
  cease developing, performing or selling products or services that incorporate the challenged intellectual property;

  •
  obtain and pay for licenses from the holder of the infringed intellectual property right; or

  •
  redesign or reengineer our assays.

        We can provide no assurances that we will be able to secure licenses for such patents on commercially reasonable terms, if at all. Licenses for such patents may require the payment of material sums of money as license fees and royalties. Any efforts to reengineer our assays or any inability to sell our assays, or an obligation to pay license fees and royalties could substantially increase our costs, force us to interrupt product sales, delay new assay releases, decrease our competitiveness in the marketplace, reduce our revenues, and materially impair our business. In addition, if a suit were brought against us alleging patent infringement, and we were found to have infringed the patents at issue, including those of NIH and of Chiron, we could be forced to pay substantial damages, including possible treble damages for allegations of willful infringement. While we intend to defend any such suit vigorously, and assert all available defenses, we cannot provide any assurances that we would be successful in defending any such suit. If we were to lose such a suit, it could create a material financial liability, negatively affect our operating results, and negatively impact our stock price.

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

We rely on a continuous power supply to conduct our operations, and California's energy crisis could disrupt our operations and increase our expenses.

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

        At March 31, 2003, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At March 31, 2003, we had cash and cash equivalents of $13.6 million, which had a weighted average yield of 1.38% per annum. At March 31, 2003, our short-term investment balance of $11.2 million, consisting of corporate bonds and government securities with maturity dates less than one year, had a weighted average yield per annum of 4.0% and an average of 179.5 days until maturity. At March 31, 2003, our long-term investment balance of $9.2 million consisted of corporate bonds and government securities with maturity dates beyond one year had a weighted average yield per annum of 3.3% and an average of 18.9 months until maturity.

ITEM 4.    CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In addition to the California state and federal investigations described in "Risk Factors—Our operations and facilities are subject to stringent laws and regulations and if we are unable to comply, our business may be significantly harmed", and elsewhere in this Quarterly Report, we are involved in various legal proceedings arising in the ordinary course of business.

        As previously reported, in May and June 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California. In September 2002 an amended and consolidated complaint was filed and is serving as the operative complaint in this litigation. The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 ("Class Period"). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. In October 2002 we filed a motion to dismiss the amended complaint, and in February 2003 the court ruled on the motion, dismissing some claims and not dismissing others. In response to the judge's ruling, plaintiffs filed an amended complaint in March 2003, and we will respond accordingly. We have provided notice to our directors and officer's insurers, and believe that we have insurance applicable to the defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend the lawsuits vigorously.

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

        Also as previously reported, in 2001, one of our former officers filed an action in federal district court in Los Angeles against us and two of our officers alleging violations of federal and state securities laws and other causes of action in connection with the sale of our common stock by the former officer and our application of our insider trading policy. Our motion to compel arbitration was granted, and one of the individual defendants has subsequently been dropped from plaintiff's claims. The matter has been submitted to binding arbitration before a former federal judge, who recently granted the plaintiff a continuance. We expect the matter to be heard by the arbitrator sometime in the last half of 2003. Management believes the claims to be without merit and will vigorously defend this action.

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

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

        The following exhibits are filed as part of, or are incorporated by reference in, this Quarterly Report.

Number	Description
3.1**	Articles of Incorporation.
3.2**	Form of By-laws.
4.1**	Specimen Common Stock Certificate.
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1**††	2000 Stock Incentive Plan.
10.2**††	2000 Employee Stock Purchase Plan.
10.3***	Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (lessor) and Registrant (lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California.
10.4A**	Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (sublandlord) and Registrant (subtenant) for the property located at 1620 20th Street, Santa Monica, California.
10.5***	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California.
10.6***	Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California.
10.7A**†	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.
10.8++†	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.
10.9+†	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.
10.10A**†	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.

10.11A**†	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.
10.12**†	Shared Services Health Care letter of confirmation dated June 5, 2000.
10.13**	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.
10.14††	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.
10.15††	Form of Employment Agreement between executive officers of the Registrant and Registrant.
10.16¤††	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.
10.17¤††	Paul F. Beyer severance agreement dated June 6, 2002.
10.18**††	Employment Agreement dated September 1, 2000 between Thomas E. England and Registrant.
10.19A**††	Employment Agreement dated October 12, 2000 between Frank J. Spina and Registrant.
10.20A**†	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.
10.21A**†	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.
10.22A**†	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.
10.23A**†	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.
10.24¤†	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.
10.25I	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.
10.26*†	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.
10.27***	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.
99.2++	California Department of Health Services Letter dated June 28, 2002.
99.3++	Center for Medicare and Medicaid Services Letter dated July 17, 2002.
99.4++	California Department of Health Services Letter dated July 18, 2002.

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

***
This exhibit was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2002 with the Securities & Exchange Commission on March 21, 2003 and is incorporated by reference herein.

I
This exhibit was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2001 with the Securities & Exchange Commission on March 13, 2002 and is incorporated by reference herein.

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

¤
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

(b)
Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation

Dated: April 30, 2003	By:	/s/ DOUGLAS S. HARRINGTON
		Name:	Douglas S. Harrington
		Title:	Chief Executive Officer and Director

Dated: April 30, 2003	By:	/s/ FRANK J. SPINA
		Name:	Frank J. Spina
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

/s/ DOUGLAS S. HARRINGTON Douglas S. Harrington Chief Executive Officer (Principal Executive Officer) April 30, 2003

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

/s/ FRANK J. SPINA Frank J. Spina Chief Financial Officer (Principal Financial Officer) April 30, 2003

EXHIBIT INDEX

Number	Description
3.1**	Articles of Incorporation.
3.2**	Form of By-laws.
4.1**	Specimen Common Stock Certificate.
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1**††	2000 Stock Incentive Plan.
10.2**††	2000 Employee Stock Purchase Plan.
10.3***	Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (lessor) and Registrant (lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California.
10.4A**	Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (sublandlord) and Registrant (subtenant) for the property located at 1620 20th Street, Santa Monica, California.
10.5***	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California.
10.6***
Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California.
10.7A**†	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.
10.8++†	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.
10.9+†	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.
10.10A**†	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.
10.11A**†	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.
10.12**†	Shared Services Health Care letter of confirmation dated June 5, 2000.
10.13**	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.
10.14††	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.
10.15††	Form of Employment Agreement between executive officers of the Registrant and Registrant.
10.16¤††	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.
10.17¤††	Paul F. Beyer severance agreement dated June 6, 2002.
10.18**††	Employment Agreement dated September 1, 2000 between Thomas E. England and Registrant.
10.19A**††	Employment Agreement dated October 12, 2000 between Frank J. Spina and Registrant.

10.20A**†	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.
10.21A**†	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.
10.22A**†	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.
10.23A**†	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.
10.24¤†	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.
10.25I	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.
10.26*†	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.
10.27***	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.
99.2++	California Department of Health Services Letter dated June 28, 2002.
99.3++	Center for Medicare and Medicaid Services Letter dated July 17, 2002.
99.4++	California Department of Health Services Letter dated July 18, 2002.

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

***
This exhibit was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2002 with the Securities & Exchange Commission on March 21, 2003 and is incorporated by reference herein.

I
This exhibit was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2001 with the Securities & Exchange Commission on March 13, 2002 and is incorporated by reference herein.

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

¤
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

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SPECIALTY LABORATORIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
EXHIBIT INDEX