Form 10-Q
period 2003-06-30
SPECIALTY LABORATORIES INC
filed 2003-08-12
CIK 1123333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Registrant’s Telephone Number, Including Area Code: (310) 828-6543

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of July 31, 2003, there were approximately 22,320,335 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.
FORM 10-Q QUARTERLY REPORT

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31, 2002	June 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,405	$13,646
Short-term investments	9,247	12,184
Accounts receivable, less allowance for doubtful accounts of $2,922 as of December 31, 2002 and $2,805 as of June 30, 2003	22,597	22,752
Refundable income taxes	8,491	9,631
Deferred income taxes	1,870	1,728
Inventory	1,893	1,683
Prepaid expenses and other assets	2,410	1,328
Total current assets	68,913	62,952

Property and equipment, net	55,152	61,757
Long-term investments	9,222	6,118
Deferred income taxes	168	1,885
Goodwill, net	5,655	5,655
Other assets	4,197	4,240
	$143,307	$142,607

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,052	$10,313
Accrued liabilities	9,313	9,066
Total current liabilities	17,365	19,379
Long-term liabilities	2,208	1,692
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: Authorized shares—10,000,000 Issued and outstanding shares—none	—	—
Common stock, no par value: Authorized shares—100,000,000 Issued and outstanding shares—22,023,392 as of December 31, 2002 and 22,245,144 as of June 30, 2003	99,790	100,939
Retained earnings	23,797	20,465
Deferred stock-based compensation	(94)	(43)
Accumulated other comprehensive income	241	175
Total shareholders’ equity	123,734	121,536
	$143,307	$142,607

See accompanying notes.

Specialty Laboratories, Inc.

Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net revenue	$34,146	$29,036	$77,760	$59,336
Costs and expenses:
Costs of services	28,487	21,370	55,316	43,155
Selling, general and administrative (exclusive of stock-based compensation charges)	14,449	10,638	28,209	21,552
Stock-based compensation charges	(199)	11	(58)	35
Restructuring charge	3,598	—	3,598	—
Charge related to regulatory matters	612	—	1,853	—
Total costs and expenses	46,947	32,019	88,918	64,742

Operating loss	(12,801)	(2,983)	(11,158)	(5,406)

Interest income	(505)	(182)	(999)	(393)
Interest expense	106	1	139	35

Loss before income taxes (benefits)	(12,402)	(2,802)	(10,298)	(5,048)

Provision for income taxes (benefits)	(5,002)	(952)	(4,152)	(1,716)

Net loss	$(7,400)	$(1,850)	$(6,146)	$(3,332)

Basic loss per common share	$(.34)	$(.08)	$(.28)	$(.15)

Diluted loss per common share	$(.34)	$(.08)	$(.28)	$(.15)

See accompanying notes.

Specialty Laboratories, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,

	2002	2003
Operating activities
Net loss	$(6,146)	$(3,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,426	3,377
Tax benefits related to employee stock options	2,535	572
Deferred income taxes	(1,633)	(1,524)
Stock-based compensation charges	(58)	35
Changes in assets and liabilities:
Accounts receivable, net	6,586	(155)
Inventory, prepaid expenses and other assets	(3,428)	1,104
Accounts payable	2,226	2,261
Accrued liabilities	2,251	(247)
Income taxes refundable/payable	(5,845)	(1,140)
Long-term liabilities	946	(516)
Net cash provided by operating activities	860	435

Investing activities
Purchases of property and equipment	(5,334)	(9,837)
Sale of investments, net	23,151	50
Net cash provided by (used in) investing activities	17,817	(9,787)

Financing activities
Proceeds from exercise of stock options	572	260
Sale of common stock to employees	623	333
Net cash provided by financing activities	1,195	593

Net increase (decrease) in cash and cash equivalents	19,872	(8,759)
Cash and cash equivalents at beginning of period	15,183	22,405
Cash and cash equivalents at end of period	$35,055	$13,646

See accompanying notes.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying financial statements of Specialty Laboratories (the “Company”) have been prepared, without audit, in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of our financial position, results for operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year.

The accompanying financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

NOTE 2.  GOODWILL AND INTANGIBLE ASSETS

When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identified intangible assets.  Identifiable intangible assets include customer lists and license agreement fees.  We amortize customer lists and license agreement fees evenly over periods of 10 and 4.5 years, respectively.  Prior to 2002, we amortized goodwill and intangible assets evenly over periods ranging from 10 to 20 years.  Under the guidance of Statement of Financial Accounting Standards No. 142, we concluded that there was no impairment of goodwill for the three and six-month periods ended June 30, 2003.

Intangible Assets (included in other assets)

Intangible assets are as follows:

	December 31, 2002	June 30, 2003
	(dollar amounts in thousands)
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(461)	(606)
Total intangible assets, net	$1,896	$1,751

Under the new rules, intangible assets will continue to be amortized over their useful lives.  The estimated amortization expense for intangible assets will be $72,000 per quarter or $288,000 per year for the next three years and $197,000 per year for the subsequent five years.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2002	June 30, 2003
	(dollar amounts in thousands)
Information technology equipment and systems	$29,435	$31,009
Professional equipment	13,055	13,292
Leasehold improvements	8,843	8,843
Land	8,657	8,701
Office furniture and equipment	4,223	4,223
	64,213	66,068
Less accumulated depreciation and amortization	(38,438)	(41,670)
Construction in progress	29,377	37,359
Total property and equipment, net	$55,152	$61,757

NOTE 4.  STOCK-BASED COMPENSATION

The Company accounts for stock options under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  SFAS, No. 123, Accounting for Stock-based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure was issued.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair-value method of accounting for stock-based employee compensation.  It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS No. 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25.  The Company adopted the disclosure requirements of SFAS No. 148 in fourth quarter of 2002.

Pro forma net income determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(dollar amounts in thousands except per share data)
Net loss, as reported	$(7,400)	$(1,850)	$(6,146)	$(3,332)

Stock-based employee compensation, net of related tax effects:
Determined under the intrinsic-value based method	(119)	7	(35)	23
Determined under the fair-value based method	(889)	(817)	(1,427)	(1,762)

Net loss, as adjusted	$(8,408)	$(2,660)	$(7,608)	$(5,071)
Basic loss per common share:
As reported	$(.34)	$(.08)	$(.28)	$(.15)
Pro forma	$(.39)	$(.12)	$(.35)	$(.23)
Diluted loss per common share:
As reported	$(.34)	$(.08)	$(.28)	$(.15)
Pro forma	$(.39)	$(.12)	$(.35)	$(.23)

These pro forma amounts may not be representative in future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Risk-free interest rates	4%	3%	4%	3%
Expected dividend yields	0%	0%	0%	0%
Weighted-average expected life of option	5 years	5 years	5 years	5 years
Expected stock price volatility based upon peer companies	.71	.71	.71	.71

For sales of the Company’s common stock to employees at a price below such estimated fair value, the difference between the sales price and such estimated fair value was charged to expense as of the date of the sales.

NOTE 5.  CHARGE RELATED TO REGULATORY MATTERS

By letter dated April 12, 2002, the federal Centers for Medicare & Medicaid Services (CMS) notified the Company of its conclusions regarding laboratory inspections in June and October 2001 conducted by the California Department of Health Services (CDHS).  CMS concluded that the Company’s February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance.  As a result, CMS imposed certain sanctions, including notice of revocation of the Company’s Clinical Laboratory Improvement Act (CLIA) certificate, canceling the Company’s approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify the Company’s customers of the Company’s non-compliance and the nature and effective date of any sanctions imposed.  The Company filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of the Company’s CLIA certificate during the Company’s administrative appeal.  The cancellation of Medicare and Medicaid payments was effective for services performed by the Company on and after February 22, 2002.

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

On July 17, 2002, CMS notified the Company that it had deemed the Company in compliance with all condition level requirements of CLIA and, that the Company’s ability to bill Medicare and Medicaid for its testing services had been reinstated, effective June 19, 2002, and that all actions against the Company’s CLIA certificate had been rescinded.  In order to facilitate an immediate resolution with CMS, the Company elected to withdraw the appeal of the sanctions the Company filed with CMS on April 17, 2002, and the Company will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002.  However, because CMS had imposed its sanctions retroactively to February 22, 2002, the Company had billed Medicare and Medicaid programs for some services before the notification of the actual imposition of the sanctions by CMS was received on April 12, 2002. The Company has sought guidance from CMS as to how the period of retroactive sanctions should be treated, and has set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until additional guidance is received from CMS.  The Company did not challenge CMS’ imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period.

The Company believes that the cancellation of the Company’s approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 should not affect testing for Medicare and Medicaid patients for whom the Company bills the hospital and other clients, but instead applies only to testing for which the Company bills the Medicare and Medicaid programs directly.  The Company recorded a charge in the first quarter of 2002 of approximately $1,241,000 to reserve for Medicare and Medicaid services earned and billed and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002.  During the second quarter of 2002, the Company did not recognize any net revenue related to Medicare and Medicaid services and recorded a charge of approximately $612,000 for additional civil money penalties, costs for inspections, and incremental legal costs related to the CDHS and CMS regulatory actions. Beginning July 1, 2002, with the resolution of sanctions imposed by CMS, the Company resumed the recognition of net revenue related to Medicare and Medicaid services performed. In pursuing patient collections, subsequent information was provided by the patient or client that the services provided were covered by Medicare or Medicaid during the period of February 22 through June 19, 2002, resulting in the Company writing off these receivables. These write-offs along with additional reserves, totaled $400,000, and were recorded as a charge during fourth quarter of 2002.

NOTE 6.  RESTRUCTURING CHARGE

On June 18, 2002, the Company announced a reduction in workforce of approximately 10% as part of an overall restructuring plan.  The plan involved all areas and levels of the company.  In connection with the restructuring effort, a charge of approximately $3,598,000 was recorded in the second quarter of 2002.  The charge comprised severance payments and related obligations for employees whose positions were eliminated.

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

In November 2002, in the Company’s continuing efforts to manage costs and align the business with current business levels, a reduction in workforce occurred focused primarily on the laboratory.  A restructuring charge of approximately $984,000 was recorded in the fourth quarter of 2002.  Approximately $508,000 of the charge related to reductions in force, primarily laboratory operations.  In addition, approximately $476,000 of the charge was recorded for the write-off of certain capitalized costs associated with the delayed move to the new Valencia facility, and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

Severance obligations for the six months ended June 30, 2003 are as follows:

	2002 Expense	Paid Through June 30, 2003	Unpaid Balance at June 30, 2003
	(dollar amounts in thousands)
Severance and related obligations	$4,276	$3,197	$1,079 *

* Unpaid balance is expected to be paid through 2004.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In March 2002, the Company entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California.  BNP Paribas and a syndication of banks arranged our lease, which was initially structured as an off balance sheet financing arrangement, sometimes referred to as a “synthetic lease”.  Construction of the new facility was to be completed in the second half of 2003, and the move from our existing Santa Monica facilities was scheduled shortly thereafter.  In October 2002, the Company announced the postponement of our move to the new Valencia facility, and suspended construction of the facility after the completion of the core and shell of the building in early 2003.  As a result of our decision to pause construction of the Valencia facility and our desire to have on balance sheet financing, we exercised our purchase option in the fourth quarter of 2002 under the lease finance agreement, paying off the debt in order to obtain title to the ground lease and facility improvements, thus ending the synthetic lease.  Construction costs incurred through June 30, 2003 were $33,531,000, which we financed with investments and cash generated from operations.

In March 2002, the Company also obtained a bank loan agreement that provided for a revolving line of credit up to $40,000,000.  The bank group led by BNP Paribas also provided this loan agreement.  We had no borrowings under this bank loan agreement and terminated the loan agreement in the fourth quarter of 2002.

In January 2003, the Company established a $680,000 irrevocable Letter of Credit for Federal Insurance Company, our workers’ compensation insurance provider for 2003.  The Company elected to utilize a deductible program for 2003 for which Federal Insurance Company required a security deposit in the form of a Letter of Credit.

The Company expects to complete a new reduced financing arrangement within the next three months.

NOTE 8.  EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods.  Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented.  Since the Company reported a net loss for the three and six-month periods ended June 30, 2002 and 2003, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Basic and diluted loss per share for the respective periods are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(dollar amounts in thousands except per share data)

Net loss	$(7,400)	$(1,850)	$(6,146)	$(3,332)
Basic loss per common share	$(.34)	$(.08)	$(.28)	$(.15)
Diluted loss per common share	$(.34)	$(.08)	$(.28)	$(.15)
Basic weighted average shares	21,838	22,165	21,681	22,116
Dilutive effect of outstanding stock options	—	—	—	—
Diluted weighted average shares	21,838	22,165	21,681	22,116

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial data and the consolidated financial statements and related notes included elsewhere in this Quarterly Report.  This section includes forward-looking information that involves risks and uncertainties.  See “Cautionary Statement Regarding Forward-Looking Statements”.  Our actual results could differ materially from those anticipated by forward-looking statements due to factors discussed under “Risk Factors”, “Business” and elsewhere in this Quarterly Report.

For purposes of the following discussion, EBITDA is defined as income (loss) from operations before interest, income taxes, depreciation and amortization.  EBITDA should not be considered a measure of financial performance under generally accepted accounting principles (GAAP).  Items excluded from EBITDA are significant components in understanding and assessing financial performance.  EBITDA, which is a non-GAAP measure, is generally recognized by our industry as a measure of liquidity and our investors and analysts believe it to be a useful tool for understanding operating cash flows.  EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity.  Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

Through the execution of our hospital-focused strategy, we grew rapidly in the three years 1999 through 2001, when our net revenue grew at a compounded annual growth rate of 16% from approximately $130 million to approximately $175 million. This growth was supplemented with the acquisition of BBI Clinical Laboratories, Inc., in the first quarter of 2001.  BBI Clinical Laboratories, a private company founded in 1989, was a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme disease and viral hepatitis.  BBI Clinical Laboratories’ primary customers included hospitals, physician specialists, pharmaceutical and diagnostic companies, and other clinical and research laboratories.

While the core hospital-focus strategy remains the same, the last year was marked by two significant events – the regulatory actions taken by the California Department of Health Services (CDHS) and the federal Centers for Medicare & Medicaid Services (CMS) in March and April 2002, and the announcement of the acquisition of Unilab Corporation, our largest customer, by Quest Diagnostics Inc., one of our competitors.  As a result of these events, we experienced a significant reduction in revenues in 2002 and into the first half of 2003. These events are discussed below.

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

By letter dated April 12, 2002, CMS notified us of its conclusions regarding laboratory inspections in June and October 2001 conducted by CDHS.  CMS concluded that our February 2002 response to deficiencies detected in the inspections did not constitute a credible allegation of compliance.  As a result, CMS imposed certain sanctions, including notice of revocation of our Clinical Laboratory Improvement Act (CLIA) certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify our customers of our non-compliance and the nature and effective date of any sanctions imposed.  We filed an appeal to the CMS action on April 17, 2002, and the appeal stayed the revocation of our CLIA certificate during our administrative appeal.  The cancellation of Medicare and Medicaid payments was effective for services performed by us on and after February 22, 2002.  On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty’s ability to bill Medicare and Medicaid for its testing services had been reinstated as of June 19, 2002, and that all actions against our CLIA certificate were rescinded.  In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we will not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002.  However, because CMS had imposed its sanctions retroactively to February 22, 2002, we had billed Medicare and Medicaid programs for some services before we were notified of the actual imposition of the sanctions by CMS on April 12, 2002. We have sought guidance from CMS as to how the period of retroactive sanctions should be treated, and we have set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until we receive additional guidance from CMS.  We did not challenge CMS’ imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period.  We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 did not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

On April 2, 2002, Quest Diagnostics, Inc. announced that they had entered into a definitive agreement to acquire Unilab Corporation.  Unilab, our largest customer, comprised approximately 10% and 8% of our net revenue for the years ended December 31, 2002 and 2001, respectively.  As a result, Unilab did not renew the three-year agreement with us, which expired in October of 2002, and we experienced a significant decline in testing volumes sent to us from Unilab after expiration of the contract.  In October 2002, we entered into a new agreement with Unilab which should allow for a more orderly reduction of the remaining test volumes. With the completion of Unilab’s acquisition in February 2003, we believe that Quest will perform the majority of testing previously sent to us by Unilab.  In March 2003, Unilab provided us notice that it would stop sending us certain higher priced tests covered under the new agreement, and these test volumes ended in early April.  Test volumes from Unilab are currently at a relatively nominal level, and while we believe that these test volumes will remain at these levels, they may decline further by the end of 2003.

As a result of these significant events on our business, on June 18, 2002, we announced a reduction in workforce of approximately 10% as part of an overall restructuring plan.  The plan involved all areas and levels of the company.  In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002.  The charge was comprised of severance payments and related obligations for employees whose positions were eliminated.  During September 2002, as a result of further business review and the refinement of our core strategic business, we eliminated some employee positions primarily in the area of our clinical trials department.  We recorded a restructuring charge of approximately $468,000 in the third quarter of 2002.  The charge comprised severance payments for employees whose positions were eliminated and the write-off of certain assets related to our clinical trials business.  In November 2002, in our continuing efforts to manage costs and align our staff with current business levels, we had a reduction in workforce focused primarily on the laboratory.  We recorded a restructuring charge of approximately $984,000 in the fourth quarter of 2002, which comprised severance payments for employees whose positions were eliminated and for the write-off of certain capitalized costs associated with the delayed move to our new Valencia facility and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

Other significant developments in the last year included:

As previously reported, in December 2001, we purchased a 13.8 acre site in Valencia, California. We are in the process of building a 195,000 square foot facility which would enable us to consolidate all of our laboratory and administrative functions in one location.  Construction began during the second quarter of 2002 and was to be completed in the second half of 2003.  In October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004.  Accordingly, the construction of the new facility has been suspended.  This postponement will allow us to focus on rebuilding client confidence and stabilizing our business by minimizing any disruptions in service to our clients based on planning and executing a move to a new facility during this rebuilding period.  We have halted construction at completion of the Core and Shell of the facility, a logical break point, and this phase was substantially completed in January 2003.  Upon restart of the facility construction, we plan to fund completion with traditional construction and mortgage financing.  We expect to decide whether and when to recommence the facility’s construction sometime in the last half of 2003.  However, we can provide no assurances that we will be able to obtain financing on favorable terms to fund construction of the new facility, that we will have the ability to complete a move to a new facility without incurring disruptions in service to our customers and loss of client confidence, or that we will need a larger facility for our operations in light of our reduced testing volume and employee headcount.  Based on these and other factors, it is possible that we may never recommence construction of the new facility in Valencia, or decide to recommence construction after December 31, 2003.  If we do not provide notice of our intent to resume construction prior to that date, the agreement for construction of the facility will be deemed terminated, and we could be subject to substantial termination costs and penalties, which could be in excess of $2.5 million.  For more information, please see Risk Factors - “Our planned move to Valencia, California may divert management attention and may lead to disruptions in our operations and service to our customers” and Risk Factors - “We may decide to further postpone or cancel our planned move to a new location in Valencia, which could create financial liabilities.”

In March 2002, we completed a $100 million financing transaction.  This credit facility had two components:  first, we entered into a 6.5 year lease to finance construction of our new laboratory and headquarters facility in Valencia, California, sometimes referred to as a “synthetic lease”, with a total cost, including financing costs, of up to $60 million, and second, we entered into a $40 million revolving line of credit with the same lenders that provided the lease financing, with proceeds available for general corporate purposes.  Prior to this transaction, we had an existing line of credit of $30 million, which was provided by Union Bank of California.  The new credit facility, arranged by BNP Paribas, included Union Bank, US Bank, First Union National Bank, as co-syndication agents, and Allied Irish Banks, Manufacturers Bank, and Bank Leumi, USA, as participants.  As a result of our decision to pause construction of the Valencia facility and our desire to have on balance sheet financing, we exercised our purchase option in the fourth quarter of 2002 under the lease finance agreement, paying off the debt in order to obtain title to the ground lease and facility improvements, thus ending the synthetic lease.  Subsequently, we also terminated our line of credit with this bank group.

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

On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, discontinued its service agreement with us.  The termination of the agreement was without cause and was effective on July 29, 2002.  The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us.  While we have experienced some loss of Novation clients, the exact consequences of the agreement’s termination are difficult to predict, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services, and it may take a significant period of time before any individual Novation member decides to stop utilizing our services.

On June 18, 2003, we announced that Consorta, Inc., a leading group purchasing and resource management company representing more than 400 acute care facilities, had signed a three-year agreement with us for clinical reference testing.  The agreement, effective July 1, 2003, provides Consorta members access to our comprehensive menu of more than 2,500 assays, proprietary client connectivity applications and turnaround time schedules.

Recent Developments

On July 1, 2003, we announced the appointment of Cynthia K. French, Ph.D. to the position of Vice President and Chief Science Officer.  Dr. French has more than 15 years’ experience as a researcher and business executive in the diagnostic and clinical laboratory industry, and more recently served as

Senior Scientist at Quest Diagnostics, Center for Applied Technologies until joining Specialty.  Dr. French will oversee our research and development program.

In addition, on July 1, 2003, we announced the formation of a Scientific Advisory Board and the appointment of Michael G. Douglas, Ph.D. as its chairperson.  Dr. Douglas currently serves as Vice President and Chief Science Officer of Novactyl Biopharmaceuticals, Inc. of St. Louis, Missouri, and Associate Vice Chancellor and Director of the Center of Technology Management, Washington University in St. Louis.  Dr. Douglas will be responsible for assembling the Advisory Board and enlisting a panel of experts to advise Specialty on its research and assay development efforts.

On July 30, 2003, we announced we signed a three-year service agreement, as the primary reference laboratory, with the University of Maryland Medical System (UMMS) and will begin receiving patient specimens and testing orders from member hospitals on August 4, 2003.  UMMS is a regional health network comprised of the University of Maryland Medical Center, community and specialty hospitals and outpatient sites for primary and secondary care in the Maryland area, with more than 1,600 licensed beds.  We estimate that the agreement could result in annualized revenue of approximately $1.5 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are:  (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Stock-Based Compensation Charges

Stock-based compensation charges represent the difference between the exercise price of options granted, or the price of stock sold to employees and directors, and the deemed fair value of our common stock on the date of grant or sale in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. In the case of options, we recognize this compensation charge over the vesting periods of the options using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28.  For purposes of the period-to-period comparisons included in “Results of Operations,” selling, general and administration expenses exclude these stock-based compensation charges, which are reflected as a separate line item.

We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors. Based on the number of outstanding options granted as of June 30, 2003, we expect to amortize approximately $43,000 of deferred stock-based compensation in future periods.  We expect to amortize this deferred stock-based compensation approximately as follows: $30,000 during the remainder of 2003 and $13,000 during 2004. We anticipate that the exercise price of the majority of stock options granted in the future will be at the market price of our common stock on the date of grant, and therefore no deferred stock-based compensation will result from these grants.

Goodwill and Intangible Assets

We allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets.  Identifiable intangible assets include customer lists and are amortized evenly over 10 years.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the statements.  Other intangible assets will continue to be amortized over their useful lives.  We concluded that there was no impairment of goodwill for the three and six-month periods ended June 30, 2003 since our fair value exceeded the book equity value.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net revenue	100.0%	100.0%	100.00	100.0%
Cost of services	83.4	73.6	71.1	72.7
Selling, general and administrative (exclusive of stock-based compensation charges)	42.3	36.6	36.3	36.3
Restructuring charge	10.5	—	4.6	—
Charge related to regulatory matters	1.8	—	2.4	—
Operating loss	(37.5)	(10.3)	(14.3)	(9.1)
Loss before income taxes (benefits)	(36.3)	(9.7)	(13.2)	(8.5)
Net loss	(21.7)	(6.4)	(7.9)	(5.6)
EBITDA (1)	(32.4)	(4.5)	(9.9)	(3.4)

(1) The following is a reconciliation of net loss to EBITDA as a percentage of net revenue:

Net loss	(21.7)	(6.4)	(7.9)	(5.6)
Interest income, net	(1.2)	(0.6)	(1.1)	(0.6)
Provision for income taxes (benefits)	(14.6)	(3.3)	(5.3)	(2.9)
Depreciation and amortization	5.1	5.8	4.4	5.7
EBITDA	(32.4)	(4.5)	(9.9)	(3.4)

The following table sets forth the reconciliation of net loss to EBITDA in dollars.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(dollar amounts in thousands)
Net loss	$(7,400)	$(1,850)	$(6,146)	$(3,332)
Interest income, net	(399)	(181)	(860)	(358)
Provision for income taxes (benefits)	(5,002)	(952)	(4,152)	(1,716)
Depreciation and amortization	1,726	1,688	3,426	3,377
EBITDA	$(11,075)	$(1,295)	$(7,732)	$(2,029)

Quarter Ended June 30, 2003 Compared with Quarter Ended June 30, 2002

Net Revenue

Net revenue of $29.0 million for the quarter ended June 30, 2003 is a decline of approximately $5.1 million, or 15.0%, from the $34.1 million for the prior year second quarter.  This decline in revenues resulted primarily from a reduction in accession volumes to approximately 612,000 for the second quarter of 2003, down more than 17% from the prior year second quarter volume of approximately 740,000.  The year-over-year decline in accession volume resulted primarily from business loss due to our regulatory matters that were resolved in the third quarter of 2002.  In addition, with the February 2003 completion of Quest Diagnostics’ acquisition of Unilab Corporation, previously our largest customer, we saw further decline in accessions being sent to us by Unilab in the second quarter of 2003 compared to the prior year second quarter.  The decline in net revenue was partially offset by an increase of approximately 3% in the aggregate average selling price compared to the year ago quarter.  This increase is due primarily to the loss of $2.3 million of Medicare and Medicaid revenue in the prior year second quarter resulting from the federal Centers for Medicare and Medicaid Services (CMS) sanctions in effect at that time which prohibited us from billing for Medicare and Medicaid services, even though we continued to perform testing for patient-beneficiaries of these services.

Sequentially, net revenues for the second quarter of 2003 decreased from the first quarter of 2003 by approximately $1.3 million or 4.2%, primarily because of a slight decline in accession volumes to 612,000 from nearly 616,000 in the first quarter of 2003. In addition, the second quarter of 2003 aggregate average selling price decreased approximately 3% from the first quarter of 2003 due primarily to the business loss of higher-priced tests from Unilab.  We anticipate growth in new client business and expect accession volumes will modestly increase in third quarter of 2003 as compared to second quarter of 2003.  We believe the aggregate average selling price will remain relatively stable with second quarter levels for the remainder of the year.

Cost of Services

Cost of services, which includes costs for laboratory operations, distribution services, and research and development, decreased $7.1 million, or 25%, to $21.4 million for the second quarter of 2003 from $28.5 million for the comparable prior year quarter.  This decrease is due primarily to lower accession volumes, which declined more than 17% year-over-year, and resultant reductions in costs for reagents and royalties, laboratory labor, and distribution.  In addition, resolution of our regulatory matters led to a decrease in our outsourced testing costs of more than $1.6 million in the second quarter of 2003 when compared to the comparable prior year quarter, and the second quarter of 2002 included $300,000 of one-time costs associated with the subleasing of our Memphis facility for the period of July 1, 2002 through September 14, 2007.  As a percentage of revenue, cost of services decreased to 73.6% for the quarter ended June 30, 2003 from 83.4% from the comparable prior year quarter.

In comparing the second quarter of 2003 to the first quarter of 2003, costs of services declined approximately $400,000 or 1.9%.  This sequential decline is the result of further cost initiatives and productivity improvements in our laboratory, along with reduced reagent and royalty costs because of slightly lower accession volumes in the second quarter of 2003.  As a percentage of revenue, cost of services increased to 73.6% in the second quarter of 2003 from 71.9% for the quarter ended March 31, 2003.  While we remain focused on managing costs, the large restructuring tasks are complete, and we expect costs of services to increase in connection with future business growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.8 million, or 26.4% to $10.6 million for the second quarter of 2003 from $14.4 million for the second quarter of 2002.  This decrease resulted primarily from the restructuring and reduction in workforce announced in June 2002, as over $1.1 million per quarter in salaries and benefits has been reduced.  In addition, approximately $0.8 million of the reduction resulted from certain sales and marketing costs that declined commensurate with our revenues.  As a percentage of revenue, selling, general and administrative expenses decreased to 36.6% for the quarter ended June 30, 2003 from 42.3% from the comparable prior year quarter.

Sequentially, selling, general and administrative expenses in the second quarter of 2003 decreased nearly $300,000, or 2.5%, from the first quarter of 2003, as a result of continued control of staffing and discretionary expenditures and was accomplished while increasing our investment in sales and marketing, as these costs increased nearly $300,000 from the first quarter of 2003.  We expect to see a modest increase in our selling, general and administrative spending in third quarter of 2003.  In addition, during our Valencia construction postponement period, we will begin to incur the ongoing facility support costs, to provide security, insurance, maintenance, and fund taxes estimated to be between $300,000 and $400,000 per quarter.

Stock-Based Compensation Charges

Stock-based compensation charges increased from approximately ($199,000) to $11,000 from the second quarter of 2002 to the second quarter of 2003.  The negative expense in the second quarter of 2002 was primarily due to forfeited stock options resulting from the June 2002 reductions in workforce that had the effect of reducing amortization expense.

Restructuring Charge

On June 18, 2002, we announced a reduction in workforce of approximately 10% as part of an overall restructuring plan.  In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002.  The charge was comprised of severance payments and related obligations for employees whose positions were eliminated.

Charge Related to Regulatory Matters

In April 2002, we received a letter from the federal Centers for Medicare and Medicaid Services (CMS) imposing certain sanctions as a result of laboratory inspections conducted by the California Department of Health Services (CDHS) in June and October 2001.  The sanctions included cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day during the sanction period beginning on February 22, 2002.  We recorded a charge related to these actions of approximately $612,000 in the second quarter of 2002 for the regulatory fines, inspection costs and incremental legal expenses related to the CDHS and CMS regulatory actions.

Interest (Income) Expense, Net

Net interest income decreased from approximately $399,000 to $181,000 from the second quarter of 2002 to the second quarter of 2003, respectively.  This reduction directly reflects the cash utilized for capital expenditures for the new Valencia facility construction and an information technology infrastructure upgrade for our existing facilities coupled with the significant interest rate declines experienced in 2001 and 2002 resulting in lower interest yields on our investments.

Provision for Income Taxes (Benefits)

Provision for income taxes (benefits) was a benefit of $952,000 for the second quarter of 2003 as compared to a $5.0 million benefit for the comparable prior year quarter.  Our effective tax rate reflects a 34% benefit for the second quarter of 2003, consistent with the first quarter of 2003, as compared to 40% benefit for the second quarter of 2002.  We expect the effective tax rate to fluctuate quarterly between 30% to 40%, depending on the exact nature of operating results.  In addition, we may not be able to fully realize any additional tax benefits whatsoever, as the exact nature of future operating results may limit our ability to fully utilize any net operating loss carryforwards.

Net Loss

A net loss of $1.9 million was recorded for the quarter ended June 30, 2003 compared to a net loss of $7.4 million for the comparable prior year quarter, an improvement of approximately $5.5 million.  This improvement is fundamentally due to the absence in the second quarter of 2003 of $3.6 million of restructuring charges and $612,000 of charges related to CMS regulatory actions incurred during the second quarter of 2002.  In addition, a reduction in cost of services was realized in the second quarter of 2003 due to lower accession volumes and a reduction in selling, general and administrative expenses as a result of restructuring, reductions in workforce and lower revenues.  These costs reductions were partially offset by the $5.1 million decrease in net revenue primarily due to a reduction in accession volumes resulting from the loss of business related to our regulatory issues that were resolved in third quarter of 2002 and the decline in accession volumes from Unilab.  As a percentage of revenue, a net loss of 6.4% was recorded for the quarter ended June 30, 2003 as compared to a net loss of 21.7% for the comparable prior year quarter.

EBITDA

EBITDA, or earnings before interest, income taxes, depreciation and amortization, reflected a loss of nearly $1.3 million for the quarter ended June 30, 2003 as compared to a loss of $11.1 million for the comparable prior year quarter.  As a percentage of net revenue, EBITDA decreased to a loss of 4.5% for the quarter ended June 30, 2003 from a loss of 32.4% for the quarter a year ago.  This improvement is fundamentally due to the absence in the second quarter of 2003 of $3.6 million of restructuring charges and $612,000 of charges related to CMS regulatory actions incurred during the second quarter of 2002.  In addition, a reduction in cost of services was realized in the second quarter of 2003 due to lower accession volumes and a reduction in selling, general and administrative expenses as a result of restructuring and reductions in workforce and lower revenues.  These costs reductions were partially offset by the $5.1 million decrease in net revenue primarily due to a reduction in accession volumes resulting from the loss of business related to our regulatory issues that were resolved in third quarter of 2002 and the decline in accession volumes from Unilab.  For a reconciliation of EBITDA to net loss, see footnote (1) under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net Revenue

Net revenue decreased approximately $18.5 million, or 23.7% to $59.3 million for the six months ended June 30, 2003 from $77.8 million for the six months ended June 30, 2002.  Revenues for the current six-month period were impacted primarily by a reduction in accession volumes to approximately 1,228,000 for the six months ended June 30, 2003, down more than 22% from volume of approximately

1,570,000 in the first six months of 2002.  The year-over-year decline in accession volume resulted primarily from business loss due to our regulatory matters that were resolved in the third quarter of 2002.  In addition, with the February 2003 completion of Quest Diagnostics’ acquisition of Unilab Corporation, previously our largest customer, we saw further decline in accessions being sent to us by Unilab over three consecutive periods:  fourth quarter 2002, first quarter 2003 and second quarter 2003.  We also experienced a decline of approximately 2.3% in the aggregate average selling price for the first half of 2003 as compared to the first half of 2002.  This decline in aggregate average selling price was due to our continued client mix-shift to hospitals and the reduction in independent laboratory business.  During the six months ended June 30, 2002, we continued to perform testing for patient-beneficiaries of Medicare and Medicaid, despite the fact that, under CMS sanctions, we were not permitted to bill for such services while the sanctions were in effect.  During the first half of 2002, approximately $2.3 million of net revenue was not recognized due to the lack of billing rights for Medicare and Medicaid services.

Cost of Services

Cost of services, which includes costs for laboratory operations, distribution services, and research and development, decreased $12.1 million, or 22% to $43.2 million for the first six months of 2003 from $55.3 million for the comparable prior year period.  This decrease is a result of lower accession volumes, which declined approximately 22% year-over-year, and resultant reductions in costs for reagents and royalties, laboratory labor, and distribution.  In addition, resolution of our regulatory matters led to a decrease in our outsourced testing costs of approximately $1.2 million in 2003 when compared to the first half of 2002.  In the first six months of 2002, approximately $1.1 million were incurred to meet state of California requirements for licensed personnel and approximately $300,000 of one-time costs were associated with the subleasing of our Memphis facility.  As a percentage of revenue, cost of services increased to 72.7% for the six months ended June 30, 2002 from 71.1% from the comparable prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6.6 million or 23.6% to $21.6 million for the first six months of 2003 from $28.2 million for the first six months of 2002.  This decrease was primarily due to lower salary and benefit costs of $2.2 million resulting from the restructuring and reduction in force that occurred in June 2002 and approximately $1.7 million resulting from certain sales and marketing costs that declined commensurate with revenues.  In addition, the first half of 2002 included approximately $.5 million of one-time costs for the recruiting of the CEO and Vice President of Sales, costs associated with the state of California regulatory review and certain one-time receivables write-offs associated with the closure of an independent laboratory.  As a percentage of revenue, selling, general and administrative expenses remained flat at 36.3% for the first six months of 2003 as compared to the same period last year.

Stock-Based Compensation Charges

Stock-based compensation charges increased from approximately ($58,000) recorded in the first six months of 2002 to approximately $35,000 recorded in the first six months of 2003. The negative expense in the first six months of 2002 was primarily due to forfeited stock options resulting from the reduction in workforce in June 2002 that had the effect of reducing amortization expense.

Restructuring Charge

On June 18, 2002, we announced a reduction in workforce of approximately 10% as part of an overall restructuring plan.  In connection with the restructuring effort, we recorded a charge of approximately $3.6 million during the second quarter of 2002.  The charge was comprised of severance payments and related obligations for employees whose positions were eliminated.

Charge Related to Regulatory Matters

In April 2002, we received a letter from federal Centers for Medicare and Medicaid Services (CMS) imposing certain sanctions as a result of laboratory inspections conducted by the California Department of Health Services (CDHS).  The penalties include cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 through June 19, 2002.  In addition, the penalties include a civil money penalty of $3,000 per day for each day of non-compliance on or after February 22, 2002 through June 19, 2002.  We have recorded a charge relating to these actions of approximately $1.9 million for the six months ended 2002.  This $1.9 million charge is comprised of $1.1 million to reserve for Medicare and Medicaid services earned and billed but not collected for the period of February 22, 2002 to March 31, 2002 with the remaining balance for regulatory fines, inspection costs, and related legal expenses

Interest (Income) Expense, Net

Net interest income decreased from approximately $860,000 to $358,000 from the first six months ended 2002 to the first six months ended 2003.  This reduction directly reflects the cash utilized for capital expenditures for the new Valencia facility construction and an information technology infrastructure upgrade for our existing facilities coupled with the significant interest rate declines experienced in 2001 and 2002 resulting in lower interest yields on our investments.

Provision for Income Taxes (Benefits)

Provision for income taxes was approximately a $1.7 million benefit for the first six months of 2003 as compared to a $4.2 million benefit for the comparable prior year period.  Our effective tax rate was approximately 34% for the first six months of 2003 as compared to 40% for the first six months of 2002.

Net Loss

We recorded a net loss of $3.3 million for the first six months of 2003 compared to a net loss of $6.1 million for the comparable prior year period.  This resulted in an improvement of approximately $2.8 million or 46%. Even though our net revenues declined $18.5 million for the first six months of 2003 as compared to the first six months of 2002, our costs of services and selling, general and administrative expenses declined by $18.7 million.  In addition, a portion of the overall cost reduction was due to significant one-time components, primarily from severance costs, the loss of Medicare and Medicaid profits, and regulatory measures including fines, inspection costs, and related legal expenses, totaling approximately $6.8 million for the six months ended June 30, 2002.  As a percentage of net revenue, a net loss of 5.6% was recorded for the six months ended June 30, 2003 as compared to a net loss of 7.9% for the comparable prior year period.

EBITDA

EBITDA was a loss of $2.0 million for the first six months of 2003 as compared to a loss of $7.7 million for the comparable prior year period. As a percentage of net revenue, EBITDA decreased to a loss of 3.4% for the six months ended June 30, 2003 from a loss of 9.9% for the comparable prior year period.  Even though our net revenues declined $18.5 million for the first six months of 2003 as compared to the first six months of 2002, our costs of services and selling, general and administrative expenses declined by $18.7 million.  In addition, a portion of the overall cost reduction was due to significant one-time components, primarily from severance costs, the loss of Medicare and Medicaid profits, and regulatory measures including fines, inspection costs, and related legal expenses, totaling approximately $6.8 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

Our cash and cash equivalents combined with short-term and long-term investments totaled $31.9 million as of June 30, 2003 as compared to $40.9 million as of December 31, 2002.  This $9.0 million reduction in cash is a direct result of investments in capital expenditures, primarily for the new Valencia facility and information technology investments that are related to our infrastructure upgrade and the move our data center to a third party location.  Our short-term and long-term investments, accounting for $18.3 million, are almost entirely in corporate bonds and government securities.

Operating activities for the first six months ended June 30, 2003 provided cash of $435,000.  This cash was generated primarily by an increase of approximately $2.3 million in accounts payable partially offset by an $800,000 reduction in accrued and long-term liabilities due primarily to severance payment disbursements and a $1.1 million reduction of prepaid assets.  The net loss of $3.3 million was offset by depreciation and amortization of $3.4 million.  These were somewhat offset by a $1.1 million increase to our tax benefits related to the operating loss recorded, as reflected in income taxes refundable.  For the first six months ended June 30, 2002, $860,000 of cash was provided by operating activities.  For this prior year period, the net loss of $6.1 million was partially offset by $6.6 million of cash provided by accounts receivable collections.  In addition, accounts payable provided $2.2 million primarily due to an increase in payables due to our increase in outsourced testing, and an increase in accrued and long-term liabilities provided $3.2 million, primarily the result of remaining severance payments to be disbursed from 2002 through 2004.  These amounts were offset by cash used for prepaid assets of $3.4 million primarily due to interim payments we made on our new Valencia facility construction, and an increase in our tax benefits, as reflected in income tax receivable of $4.7 million, related to the operating loss recorded.

Investing activities in the first six months of 2003 used cash of $9.8 million as we invested funds to complete the Core and Shell phase of our Valencia facility, complete an information technology infrastructure upgrade for our existing facilities, and improve certain core client electronic ordering and resulting applications.  For the first six months of 2002, investing activities provided $17.8 million in cash as we repositioned $23.1 million of short-term and long-term investments to cash and cash equivalents, partially offset by approximately $5.3 million in capital expenditures.

Net cash provided by financing activities was $593,000 for the first six months of 2003 as compared to $1.2 million for the first six months of 2002.  For both years, net cash provided by financing activities resulted from the exercise of stock options and the sale of common stock to employees through the Employee Stock Purchase Plan.

In March 2002, we entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California.  BNP Paribas and a syndication of banks arranged our lease, which was initially structured as an off balance sheet financing arrangement, sometimes referred to as a “synthetic lease”.  In the fourth quarter of 2002, we decided to go on balance sheet with the Valencia facility lease transaction and notified the banking group led by BNP Paribas that we were ending the synthetic lease by exercising our purchase option under the agreement.

In March 2002, we also obtained a bank loan agreement that provided for a revolving line of credit up to $40,000,000.  The bank group led by BNP Paribas also provided this loan agreement.  We had no borrowings under this bank loan agreement and terminated the loan agreement in fourth quarter of 2002.  We expect to complete a new reduced financing arrangement within the next three months.

With the resolution of sanctions imposed by CMS and CDHS, our focus is on rebuilding client confidence and stabilizing our business.  To minimize any disruptions in service to our customers based on planning and executing a move to a new facility during the rebuilding period, in October 2002, we announced that we would postpone the move to our new facility in Valencia until the first half of 2004.  Accordingly, the construction of the new facility has been paused.  This postponement will allow us to focus on rebuilding client confidence and stabilizing our business by minimizing any disruptions in service to our clients based on planning and executing a move to a new facility during this rebuilding period.  We have halted construction at completion of the Core and Shell of the facility, a logical break point, and this phase was substantially completed in January 2003.  During the construction postponement period, we expect to see an increase in operating costs to provide security, insurance, maintenance, and funds taxes, and expect these costs to be between $300,000 and $400,000 per quarter.  Upon restart of the facility construction, we plan to fund completion with traditional construction and mortgage financing.  We expect to decide whether and when to recommence the facility’s construction sometime in the last half of 2003.  However, we can provide no assurances that we will be able to obtain financing on favorable terms to fund construction of the new facility, that we will have the ability to complete a move to a new facility without incurring disruptions in service to our customers and loss of client confidence, or that we will need a larger facility for our operations in light of our reduced testing volume and employee headcount.  Based on these and other factors, it is possible that we may never recommence construction of the new facility in Valencia, or decide to recommence construction after December 31, 2003.  If we do not provide notice of our intent to resume construction prior to that date, the agreement for construction of the facility will be deemed terminated, and we could be subject to substantial termination costs and penalties, which could be in excess of $2.5 million.

We expect existing cash and cash equivalents, short-term investments and our new financing arrangement will be sufficient to fund our operations, meet our capital requirements to support our growth and allow strategic technology licensing and acquisitions for the next year.  Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned.  It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies.  We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money.  In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons.  We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.  In addition, the equity or debt securities that we issue may have rights preferences or privileges senior to those of the holders of our common stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, (the “Quarterly Report”) includes information incorporated herein by reference and contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on the current expectations, assumptions, estimates and projections about Specialty Laboratories, Inc. and the esoteric clinical laboratory industry.  Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. All forward-looking statements attributable to Specialty Laboratories, Inc. are expressly qualified in their entirety by the cautionary statements of this Quarterly Report and by the discussion of “Risk Factors” included elsewhere in this Quarterly Report, and in filings with the Securities and Exchange Commission (“SEC”) made from time to time by Specialty Laboratories, Inc., including our periodic filings on Form 10-K, Form 10-Q and Form 8-K.  If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment.

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

Fraud and Abuse

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recoupment of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. Written “corporate compliance” programs to actively monitor compliance with fraud laws and other regulatory requirements are recommended by the Department of Health and Human Services’ Office of the Inspector General and we have a program following the guidelines in place.

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

On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty’s right to bill Medicare and Medicaid for its testing services was reinstated as of June 19, 2002, and that all actions against our CLIA certificate were rescinded.  In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we did not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002.  However, because CMS had imposed its sanctions retroactively to February 22, 2002, we had billed Medicare and Medicaid programs for some services before we were notified of the actual imposition of the sanctions by CMS on April 12, 2002. We have sought guidance from CMS as to how the period of retroactive sanctions should be treated, and we have set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until we receive additional guidance from CMS.  We also did not challenge CMS’ imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period.  We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 did not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.

In May of 2003 CDHS inspectors conducted an unannounced site survey, and CDHS determined that we continue to maintain condition level compliance with state laboratory law. However, we will be subject to additional future inspections.  No assurances can be given that our facilities will pass all future inspections conducted to ensure compliance with federal, state or any other applicable licensure or certification laws. Any inability to comply with federal, state or other applicable regulations could result in substantial monetary penalties, suspension of Medicare payments and/or loss of licensure, certification or accreditation, and could divert a substantial amount of management’s time and resources. In addition, substantial expenditures are required on an ongoing basis to ensure that we comply with existing regulations and to bring us into compliance with newly instituted regulations.

Food & Drug Administration

Neither the FDA nor any other governmental agency currently fully regulates the new assays we internally develop. Although the FDA previously asserted that its jurisdiction extends to tests generated in a clinical laboratory, it has allowed these tests to be run and the results commercialized without FDA premarket approval. In January 2003, the U.S. Department of Health and Human Services (HHS) indicated it is still assessing the feasibility of regulating in-house genetic testing, and HHS recently created a new committee, the Secretary’s Advisory Committee on Genetics, Health and Society, to take over and expand on the role of the former Secretary’s Advisory Committee on Genetic Testing (SACGT).  Our existing and future assays may be subject to federal regulatory approval similar to the pre-marketing approval process that the FDA applies to drugs and medical devices, or may be subject to other increased regulatory standards, which could have a negative effect on our business. If the FDA seeks to regulate in-house genetic testing, depending the nature and scope of such regulation, it could have a detrimental effect on our business.  We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not consider testing conducted at a clinical laboratory to require premarketing clearance. Hence, we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations.

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

Because of uncertainty surrounding the sanctions imposed by CMS, questions about our clients’ ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing.  As a result, our total accessions declined to approximately 612,000 for the second quarter of 2003, and may continue to decline in subsequent quarters.  While we expect accession volumes will stop declining, and will begin to grow again, due to factors including the potential of continued uncertainty of our clients’ responses to the regulatory issues we faced in 2002, the lag time it may take for existing clients in switching to a different testing lab, and the loss of much of our Unilab business, we cannot provide any assurances that our clients will resume sending us specimens for testing, nor can we provide assurances that our accessions will stop declining or begin to increase again.

Some of our customers are also our primary competitors. If they reduce or discontinue purchasing our assays for competitive reasons, it will reduce our net revenue.

Some of our customers, such as Quest, LabCorp, Mayo and ARUP, also compete with us by providing esoteric testing services. They often refer assays to us that they either cannot or elect not to perform themselves. During 2002, we saw a significant decline in test volumes referred to us from our competitors.  For the year ended December 31, 2002, sales to our competitors were less than 4% of our net revenue as compared to more than 6% of our net revenue for the year ended December 31, 2001. These parties may decide not to refer assays to us because they wish to develop and market assays similar to ours, and we may experience a further decline in our net revenues from these competitors. For example, in July 1997, SmithKline Beecham Clinical Laboratories, or SmithKline Labs, began to significantly limit the number of assays it referred to us. We believe that SmithKline Labs terminated its relationship with us because it decided to offer assays similar to ours. In 1996, SmithKline Labs comprised 21.7% of our net revenue, whereas in 2001, after being acquired by Quest, SmithKline Labs (excluding Quest accounts prior to the acquisition) only comprised approximately 2% of our net revenue. We experienced a significant reduction in volume from Quest, LabCorp, Mayo and ARUP in 2002, and if these or other laboratories decide to reduce or discontinue purchases of our assays for competitive reasons, it will reduce the number of our accessions and reduce our net revenue.

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

The clinical laboratory industry is intensely competitive and highly fragmented. Our current competitors include large national laboratories that offer a wide test and product menu on a national scale as well as smaller niche and regional organizations. Some of our large competitors have expanded, and may continue to expand, their competitive product offerings through acquisitions. For example, Quest, the nation’s leading provider of diagnostic testing and related services for the healthcare industry, recently acquired American Medical Laboratories Incorporated, a national provider of esoteric testing to hospitals and specialty physicians, Clinical Diagnostics Services, Inc., a provider of routine and esoteric testing, and Unilab Corporation, a leading clinical testing laboratory.  LabCorp recently acquired Dianon Systems Inc., a leading U.S. provider of anatomic pathology and oncology testing services.  Acquisitions among existing and future competitors may allow them to rapidly gain greater market share. In addition, some of our customers refer assays to us that they cannot perform themselves. These customers may no longer need to refer assays to us if they develop assays similar to us through the acquisition of other esoteric laboratories. A loss of market share and customers from such acquisitions could materially adversely affect our business, financial condition, results of operations and prospects.

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

In addition, the trading price of our common stock may materially decline regardless of our operating results and performance.  The market price of our common stock has been subject to significant fluctuations since our initial public offering in December 2000.  The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory, biotechnology and other health care service companies.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  As previously announced such securities claims were filed against us in May and June 2002.  Litigation of this type is often expensive and diverts management’s attention and resources, and we can provide no assurance, that we will be successful in defending these actions.  For more detailed description of the purported class-action securities claims recently filed against us, please see “Legal Proceedings.”

We plan to expand our sales and marketing, research and development and general and administrative efforts, which will lead to an increase in expenses. If our net revenue does not increase along with these expenses, our business, financial condition, results of operations, or cash flows could be materially harmed and operating results in a given quarter could be worse than expected.

For a more detailed description of our operating results, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by CDHS in June and October 2001.  The penalties included cancellation of Medicare and Medicaid payments for services performed by us on and after February 22, 2002.  On April 17, 2002, we filed an appeal to the sanction imposed by CMS.  On July 17, 2002, CMS notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA as of June 19, 2002, that Specialty’s ability to bill Medicare and Medicaid for its testing services has been reinstated as of June 19, 2002, and that all actions against our CLIA certificate have been rescinded.  In order to facilitate an immediate resolution with CMS, we elected to withdraw the appeal of the sanctions we filed with CMS on April 17, 2002, and we did not seek reimbursement for services performed for beneficiaries of Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002.  However, because CMS had imposed its sanctions retroactively to February 22, 2002, we had billed Medicare and Medicaid programs for some services before we were notified of the actual imposition of the sanctions by CMS on April 12, 2002. We have sought guidance from CMS as to how the period of retroactive sanctions should be treated, and we have set aside and reserved those Medicare or Medicaid payments from the period of February 22, 2002 through April 12, 2002 until we receive additional guidance from CMS.  We did not challenge CMS’ imposition of a monetary fine of $351,000.  We believe that the cancellation of our approval to receive Medicare and Medicaid payments for services performed from February 22, 2002 through June 19, 2002 did not affect testing for Medicare and Medicaid patients for whom we bill our hospital and other clients, but instead applies only to testing for which we bill the Medicare and Medicaid programs directly.  However, we can provide no assurances that the CMS will not seek to prevent our clients from being reimbursed for services we performed during the period from February 22, 2002 through June 19, 2002.

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

In October 2002 we announced that we would postpone the move to our new Valencia facility until the first half of 2004.  While the delay will allow us to focus on rebuilding client confidence and stabilizing our business, and minimize disruptions in service to our customers, we can provide no assurances that key management will not be distracted by planning for the facility move.  We can also provide no assurances that we will be able to complete the move to the new Valencia facility efficiently or effectively, or on time, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the move.  Because the new Valencia facility is located 30 miles away from our current headquarters, some of our key employees may choose not to remain employed with us after the move.  In addition, because one of the leases to the buildings we currently occupy in Santa Monica, California expires in the first quarter 2004, we will need to extend or renegotiate our current lease.  We can provide no assurance that we will be able to obtain lease extensions on commercially reasonable terms, if at all.  The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.

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

We expect to decide whether and when to recommence the facility’s construction sometime in the last half of 2003.  We can provide no assurances that we will be able to obtain financing on favorable terms to fund construction of the new facility, that we will have the ability to complete a move to a new facility without incurring disruptions in service to our customers and loss of client confidence, or that we will need a larger facility for our operations in light of our reduced testing volume and employee headcount.  Based on these and other factors, it is possible that we may never recommence construction of the new facility in Valencia, or decide to recommence construction after December 31, 2003, and we could thus be liable for the termination costs and penalties noted above.  If we do not resume construction on or before December 31, 2003, our business may be harmed, our assets may be impaired, and our stock price may fluctuate.

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

Our participation in group purchasing organizations constitutes one aspect of our overall strategy to attract new hospital customers. We have contracts with several group purchasing organizations: AmeriNet, MedAssets HSCA (formerly Health Services Corporation of America), Managed Healthcare Associates (MHA), and Shared Services Healthcare (now affiliated with MedAssets HSCA). We are typically granted non-exclusive provider status under these contracts. Our contracts with our group purchasing organizations will expire at various times from 2003 to 2006.  On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, has discontinued its service agreement with us.  The termination of the agreement was without cause and was effective on July 29, 2002.  The original agreement was initiated on May 1, 2001 and provided Novation members with access to discounted clinical laboratory services from us.  While we have experienced some loss of Novation clients, the exact consequences of the agreement’s termination are difficult to quantify, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services, and it may take a significant period of time before any individual Novation member decides to stop utilizing our services.

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

Legislation governing the dissemination and use of medical information is continually being proposed at both the state and federal levels.  For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, and regulations promulgated under HIPAA require certain healthcare providers and holders or users of electronically transmitted patient health information to implement measures to maintain the security and privacy of such information.  Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable.  Physicians and other persons providing patient information to us are also required to comply with these laws and regulations.  If a patient’s privacy is violated, or if we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties. The HIPAA regulations required that covered entities (including us) be in compliance with the privacy regulations on or before April 14, 2003.

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

We are controlled by a single existing shareholder, whose interests may differ from other shareholders’ interests.

Our principal shareholder is Specialty Family Limited Partnership, whose sole general managing partner, James B. Peter, M.D., Ph.D., is a member of our board of directors.  Specialty Family Limited Partnership, together with Dr. Peter, currently beneficially own approximately 63% of the outstanding shares of our common stock. Accordingly, the Specialty Family Limited Partnership along with Dr. Peter will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets.  Our principal shareholder will also have the power to prevent or cause a change in control.  The interests of this shareholder may differ from other shareholders’ interests.  In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

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

Our ability to accelerate new assay development and improve existing performance will depend, in part, on our ability to license new or improved assay technology platforms on favorable terms.  We may not be able to negotiate acceptable licensing arrangements and we cannot be certain that such arrangements will yield commercially successful assays.  Further, even if we enter into such arrangements with these third parties, their devotion of resources to these efforts may not be within our control or influence.  If we are unable to license these technologies at competitive rates, our research and development costs may increase. In addition, if we are unable to develop new or improved assays through such research and development efforts, our assays may be outdated when compared with our competition’s assays, and our net revenue may decrease.

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

Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters.  Moreover, despite reasonable security measures we have implemented, some of  our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems, in part because we conduct business on the Internet and because some of these systems are located at third party web hosting companies, Exodus Communications, in El Segundo, California, and Qwest Communications in Burbank, California, and we cannot control the maintenance and operation of the Exodus and Qwest data centers.  Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems, leading to lost revenue, deterioration of customer confidence, or significant business disruption.

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

Some of our information technology systems are located at third party web hosting companies, Exodus Communications, in El Segundo, California and Qwest Communications in Burbank, California. Exodus Communications filed for Chapter 11 bankruptcy protection in September of 2001, and certain assets of Exodus have been acquired by Cable & Wireless plc.  While the Exodus operations have so far continued uninterrupted, and not yet affected any of our operations, we are in the process of changing our network server hosting service to Qwest.  We expect to complete the move to Qwest sometime in the last half of 2003.

We cannot guarantee that our operations will be unaffected by Exodus’ bankruptcy, or the asset purchase by Cable & Wireless.  Furthermore, the actions of transferring our network service hosting to Qwest could result in interruption and/or delays in our operations.  While we are building a parallel system at Qwest, and are taking other precautions to prevent any such interruption or delay in our operations, we cannot guarantee that the act of moving to a different service provider will not result in such interruptions or delays in our operations.  Moreover, despite changing web-hosting providers, some of our servers will remain potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems, in part because they will remain at a third party web hosting company, and we cannot control the maintenance and operation of the data centers.  Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems.  Our business, financial condition, results of operations, or cash flows could be materially and adversely affected by any problem that interrupts or delays our operations.

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

Our assays may infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and/or enter into appropriate licenses which may cause us to pay substantial damages or royalties, and could prohibit or restrict us from selling our assays.

Other companies or institutions engaged in assay development, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to develop, perform or sell our assays.  As a result, we may be found to be, or accused of, infringing on the proprietary rights of others.  For example, in response to a patent infringement allegation from Athena Diagnostics in 1997, we ceased performing an assay used to diagnose late onset Alzheimer’s disease.  We received letters from Chiron Corporation in February 1998, and the National Institute of Health (NIH) in 2000, 2001, and 2002 claiming that some of our assays may violate their patents.  While neither NIH nor Chiron has filed suit against us, Chiron has recently filed suit against other clinical reference laboratories for alleged patent infringement related to Hepatitis C Virus testing.  We cannot provide any assurances that Chiron, NIH, or other patent holders will not bring suit against us in the future for alleged patent infringement. We intend to defend any such suit that may arise vigorously and to assert all available defenses to allegations of patent infringement that would be available to us. Such suits could be expensive to defend and could divert management’s time and resources, regardless of the merit or validity of any such suit.  Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and there can be no assurance that there will be no adverse consequences to us.  As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and intellectual property litigation, or the threat of such litigation, could force us to do one or more of the following:

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

If a catastrophe were to strike our clinical laboratory facility, we would be unable to process our customers’ samples for a substantial amount of time and we would be unable to operate our business competitively.

Our clinical and processing facility may be affected by catastrophes such as earthquakes or sustained interruptions in electrical service.  Earthquakes are of particular significance to us because all of our clinical laboratory facilities are located in Santa Monica, California, an earthquake-prone area.  In the event our existing clinical laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to process our customers’ samples in a timely manner and unable to operate our business in a commercially competitive manner.  To address these risks, we have in place formal recovery plans for such interruptions of service. This includes identification of alternate laboratory testing facilities and disaster recovery protocols.  We also carry earthquake insurance with a coverage amount of up to $20 million and we have outsourced part of our data storage and processing equipment to a facility designed to withstand most earthquakes. Despite these precautions, the self-insured retention amount for earthquake insurance is very high, and there is no assurance that we could recover quickly from a serious earthquake or other disaster.

We rely on a continuous power supply to conduct our operations, and California’s energy crisis could disrupt our operations and increase our expenses.

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

At June 30, 2003, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet.  At June 30, 2003, we had cash and cash equivalents of $13.6 million, which had a weighted average yield of 1.35% per annum.  At June 30, 2003, our short-term investment balance of $12.2 million, consisting of corporate bonds and government securities with maturity dates less than one year, had a weighted average yield per annum of 4.0% and an average of 183.3 days until maturity.  At June 30, 2003, our long-term investment balance of $6.1 million consisted of government securities with maturity dates beyond one year had a weighted average yield per annum of 3% and an average of 13.1 months until maturity.

ITEM 4.                                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS

In addition to the California state and federal investigations described in “Risk Factors—Our operations and facilities are subject to stringent laws and regulations and if we are unable to comply, our business may be significantly harmed”, and elsewhere in this Quarterly Report, we are involved in various legal proceedings arising in the ordinary course of business.

As previously reported, in May and June 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California. In September 2002 an amended and consolidated complaint was filed. The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 (“Class Period”). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys’ fees, and other relief. In October 2002 we filed a motion to dismiss the amended complaint, and in February 2003 the court ruled on the motion, dismissing some claims and not dismissing others. In response to the judge’s ruling, plaintiffs filed an amended complaint in March 2003, and we filed another motion to dismiss.  In August 2003 the court ruled on the new motion, dismissing some claims and not dismissing others.  The court allowed plaintiffs to proceed with their claims against the Company and several current and former officers and directors for alleged violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934.  We have provided notice to our directors and officer’s insurers, and believe that we have insurance applicable to the defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend the lawsuits vigorously.

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

Also as previously reported, in 2001, one of our former officers filed an action in federal district court in Los Angeles against us and two of our officers alleging violations of federal and state securities laws and other causes of action in connection with the sale of our common stock by the former officer and our application of our insider trading policy. Our motion to compel arbitration was granted, and one of the individual defendants was subsequently dropped from plaintiff’s claims. The matter was submitted to binding arbitration before a former federal judge, and was scheduled for a hearing on July 28, 2003.  However, the matter was settled amicably by the parties prior to conclusion of the hearing.  We expect our defense costs, and most or all of the agreed-upon settlement amount to be covered under one or more or our insurance policies.

From time to time, we receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously. For more information, please see “Risk Factors—Our assays may infringe on the intellectual property rights of others, which may cause us to engage in costly litigation which may cause us to pay substantial damages and prohibit us from selling our assays.”

ITEM 2.                                  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 8, 2003.  The matters voted on at the annual meeting and the tabulation of votes on such matters are as follows:

a)              Election to the Company’s Board of Directors:

The following eight directors were elected for a one-year term.

	Number Voting	For	Against or Withheld
Thomas R. Testman	21,521,990	21,490,874	31,116
Douglas S. Harrington	21,521,990	21,516,000	5,990
Deborah A. Estes	21,521,990	21,515,362	6,628
Richard E. Belluzzo	21,521,990	21,491,055	30,935
Nancy-Ann DeParle	21,521,990	21,490,255	31,735
Terrance H. Gregg	21,521,990	21,515,886	6,104
William J. Nydam	21,521,990	21,491,250	30,740
James B. Peter	21,521,990	20,546,051	975,939

b)             To ratify the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending December 31, 2002.

The shareholders ratified the reappointment of Ernst & Young LLP as the Company’s independent public accountants, by the following vote:

Number Voting	For	Against	Abstained
21,521,990	21,121,853	398,265	1,872

c)              To approve and ratify an amendment to the Company’s 2000 Stock Incentive Plan to increase the   number of options annually granted to non-employee directors under the automatic grant program.

The shareholders approved the amendment to the Company’s 2000 Stock Incentive Plan by the following vote:

Number Voting	For	Against	Abstained
21,521,990	17,634,154	3,883,323	4,513

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

10.7A**†	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.
10.8++†	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.
10.9+†	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.
10.10A**†	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.
10.11A**†	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.
10.12**†	Shared Services Health Care letter of confirmation dated June 5, 2000.
10.13**	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.
10.14††	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.
10.15††	Form of Employment Agreement between executive officers of the Registrant and Registrant.
10.16@††	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.
10.17@††	Paul F. Beyer severance agreement dated June 6, 2002.
10.18**††	Employment Agreement dated September 1, 2000 between Thomas E. England and Registrant.
10.19A**††	Employment Agreement dated October 12, 2000 between Frank J. Spina and Registrant.
10.20A**†	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.
10.21A**†	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.
10.22A**†	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.
10.23A**†	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.
10.24@†	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.
10.25I	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.

10.26*†	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.
10.27***	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.2++	California Department of Health Services Letter dated June 28, 2002.
99.3++	Center for Medicare and Medicaid Services Letter dated July 17, 2002.
99.4++	California Department of Health Services Letter dated July 18, 2002.

*                                         This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 with the Securities & Exchange Commission on August 10, 2001 and is incorporated by reference herein.

**                                  This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 333-45588) under the same exhibit number, and is incorporated by reference herein.

***                           This exhibit was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002 with the Securities & Exchange Commission on March 21, 2003 and is incorporated by reference herein.

I                                            This exhibit was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 with the Securities & Exchange Commission on March 13, 2002 and is incorporated by reference herein.

o                                            This exhibit was originally filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 under the same exhibit number and an amendment was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 on May 15, 2001 under exhibit Number 10.1, and is incorporated herein by reference.

+                                         This exhibit was originally filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 under the same exhibit number and an amendment was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 on August 10, 2001 under the same exhibit number, and is incorporated by reference herein.

†                                          Confidential treatment requested and received as to certain portions of this agreement.

††                                    Indicates a management contract or compensatory arrangement.

@                                    This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 with the Securities and Exchange Commission on August 13, 2002 and is incorporated herein for reference.

++                                  This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 with the Securities and Exchange Commission on October 30, 2002 and is incorporated herein for reference.

(b)                                 Reports on Form 8-K:

A Current Report, on Form 8-K was filed on April 24, 2003 with the Commission by the Registrant in connection with a press release dated April 24, 2003 announcing financial results for the first quarter ended March 31, 2003.

A Current Report, on Form 8-K was filed on May 1, 2003 with the Commission by the Registrant attaching the Section 906 certifications, pursuant to the Sarbanes-Oxley Act of 2002, of the Registrant’s Chief Executive Officer and Chief Financial Officer in connection with the Form 10-Q filed with the Commission on May 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation

Dated: August 11, 2003	By:
/s/ DOUGLAS S. HARRINGTON
	Name:	Douglas S. Harrington
	Title:	Chief Executive Officer and Director

Dated: August 11, 2003	By:
/s/ FRANK J. SPINA
	Name:	Frank J. Spina
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1**	Articles of Incorporation.
3.2**	Form of By-laws.
4.1**	Specimen Common Stock Certificate.
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1**††	2000 Stock Incentive Plan.
10.2**††	2000 Employee Stock Purchase Plan.
10.3***	Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (lessor) and Registrant (lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California.
10.4A**	Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (sublandlord) and Registrant (subtenant) for the property located at 1620 20th Street, Santa Monica, California.
10.5***	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California.
10.6***

Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California.

10.7A**†	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.
10.8++†	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.
10.9+†	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.
10.10A**†	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.
10.11A**†	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.
10.12**†	Shared Services Health Care letter of confirmation dated June 5, 2000.
10.13**	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.
10.14††	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.
10.15††	Form of Employment Agreement between executive officers of the Registrant and Registrant.
10.16@††	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.
10.17@††	Paul F. Beyer severance agreement dated June 6, 2002.
10.18**††	Employment Agreement dated September 1, 2000 between Thomas E. England and Registrant.
10.19A**††	Employment Agreement dated October 12, 2000 between Frank J. Spina and Registrant.
10.20A**†	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.
10.21A**†	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.
10.22A**†	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.
10.23A**†	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.
10.24@†	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.
10.25I	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.
10.26*†	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.
10.27***	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.2++	California Department of Health Services Letter dated June 28, 2002.
99.3++	Center for Medicare and Medicaid Services Letter dated July 17, 2002.
99.4++	California Department of Health Services Letter dated July 18, 2002.

*                                         This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 with the Securities & Exchange Commission on August 10, 2001 and is incorporated by reference herein.

**                                  This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 333-45588) under the same exhibit number, and is incorporated by reference herein.

***                           This exhibit was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002 with the Securities & Exchange Commission on March 21, 2003 and is incorporated by reference herein.

I                                            This exhibit was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001 with the Securities & Exchange Commission on March 13, 2002 and is incorporated by reference herein.

o                                            This exhibit was originally filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 under the same exhibit number and an amendment was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 on May 15, 2001 under exhibit Number 10.1, and is incorporated herein by reference.

+                                         This exhibit was originally filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 under the same exhibit number and an amendment was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 on August 10, 2001 under the same exhibit number, and is incorporated by reference herein.

†                                          Confidential treatment requested and received as to certain portions of this agreement.

††                                    Indicates a management contract or compensatory arrangement.

@                                    This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 with the Securities and Exchange Commission on August 13, 2002 and is incorporated herein for reference.

++                                  This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 with the Securities and Exchange Commission on October 30, 2002 and is incorporated herein for reference.