Form 10-K
period 2003-12-31
SPECIALTY LABORATORIES INC
filed 2004-03-15
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant was $78,160,196 (based upon the last closing price for shares of the registrant's Common Stock as reported by the New York Stock Exchange as of that date). Shares of Common Stock held by each officer, director, and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 5, 2004, there were approximately 22,732,502 shares of Common Stock outstanding.

Documents Incorporated By Reference

        Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled for June 3, 2004, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2003 covered by this report.

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

        This Annual Report on Form 10-K, includes information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Annual Report, including without limitation under the caption "Risk Factors" beginning on page 23 of this Annual Report, and in filings with the Securities and Exchange Commission ("SEC") made from time to time by Specialty Laboratories, including our periodic filings on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to Specialty Laboratories are expressly qualified in their entirety by such language.

PART I.

ITEM 1. BUSINESS

Overview

        Specialty Laboratories is a leading hospital-focused clinical reference laboratory, performing highly advanced, clinically useful testing services for hospitals, laboratories and physician specialist communities nationwide. We believe we offer the most comprehensive menu of esoteric assays in the industry, many of which have been developed through our internal research and development efforts. Esoteric assays are complex, comprehensive or unique tests used to diagnose, evaluate and monitor patients. These assays are often performed by highly skilled personnel using sophisticated instruments and are therefore offered by a limited number of clinical laboratories.

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

        We maintain a World Wide Web site at www.specialtylabs.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC as soon as reasonably practicable after filing with or furnishing to the SEC. We will also soon make available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter, Code of Conduct/Ethics and Corporate Governance Guidelines, copies of which are also available in print to any shareholder upon request. The information on our web site should not be considered part of this Report.

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

        We market and sell many of our esoteric assays under trademarks such as GenotypR™, our assays for predicting resistance to HIV, and ANAlyzer®, our assays used to help diagnose complex autoimmune disorders. For the year ended December 31, 2003, approximately 33% of our net revenue was derived from branded esoteric assays. We believe these branding efforts have contributed to increased market share and premium pricing as physician specialists often continue to rely on our products, even after the introduction of a similar assay by a competitor.

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

        Our R&D expertise also places us in a position to collaborate with biotechnology companies to commercialize their proprietary assays, methods and technologies. For example, in 2001, we signed an agreement with VIRalliance, a subsidiary of BioAlliance Pharma of Paris, France, to perform testing for resistance to HIV therapy using their procedures for phenotyping. With this exclusive technology transfer agreement, we are currently the only full-service reference laboratory in the United States to perform drug resistance testing by phenotyping. In 2002, we worked on an exclusive basis with research laboratories at UCLA to introduce a commercial assay for genetic resistance to Gleevec®, the breakthrough new therapeutic for chronic myelogenous leukemia. In 2003, we developed in collaboration with Tm Bioscience Corporation an improved genetic screening test for Cystic Fibrosis (CF) and Cystic Fibrosis carrier status. The CF-70, an expanded panel cystic fibrosis assay, is currently offered exclusively by us.

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

        Many of our assays were designed by our R&D team and are unique to us. We have historically leveraged our expertise in molecular diagnostics and applied it to high growth segments of the esoteric testing industry including fields of medicine such as infectious disease, gastroenterology, oncology, endocrinology and cardiology. Molecular diagnostic assays comprised approximately 30% of our net revenue for the year ended December 31, 2003. Broadly speaking, molecular diagnostics includes all test procedures incorporating or identifying DNA- or RNA-based targets. This includes assays detecting the presence of a gene for a given disorder such as cystic fibrosis and assays examining DNA to help predict a patient's response to different drugs, such as HIV resistance assays. These assays can also detect viruses by identifying their unique genetic profile. We believe that we have developed one of the most extensive menus of molecular diagnostics assays. As a result of this expertise, we intend to develop novel, first-to-market assays and capture additional revenues by capitalizing on recent advances in the accumulated knowledge of the human genome.

        Our assays for Hepatitis B and C and cardiovascular disease illustrate our ongoing application of advanced diagnostic techniques to diseases affecting a large or growing segment of the population. Hepatitis B and C together affect more than five million Americans, of whom nearly four million are chronically infected. In this market, we offer more than 50 assays using molecular diagnostics and other techniques to help physician specialists diagnose and monitor therapy effectiveness. In the cardiovascular disease market, we offer more than 45 assays designed to help physicians identify high-risk individuals. These assays help identify genetic mutations and infectious, metabolic and autoimmune markers all associated with increased cardiovascular risk.

        We market and sell many of our assays under trademarked names such as GenotypR™ and Phenoscript™, our assays for predicting resistance to HIV, and ANAlyzer®, our assays used to diagnose complex autoimmune disorders. For the year ended December 31, 2003, approximately 33% of our net revenue was derived from branded esoteric assays. We believe these branding efforts have contributed to increased market share and premium pricing as physician specialists often continue to rely on our products, even after the introduction of a similar assay by a competitor.

        While we offer more than 2,500 esoteric assays, 30 of our esoteric assays currently account for a substantial portion of our net revenue. These assays, on a net revenue basis, accounted for approximately 45% of our net revenue for the years ended December 31, 2003 and 2002. For more information, see "Risk Factors—We rely on a few assays for a significant portion of our net revenue. If demand for these assays were to weaken for any reason, our net revenue would decrease."

Marketing and Sales

  Marketing and Sales Organization

        Our marketing and sales organization consists of a staff of nine marketing professionals and approximately 43 technical representatives and sales managers. Sales representatives principally focus on large accounts including hospitals or independent laboratories throughout the United States, with a small percentage of their time spent selling directly to physician specialists. Currently three sales representatives focus primarily on national accounts and group purchase organizations. We continually educate our sales representatives on the technical and clinical merits of our products. We use traditional sales meetings, technical on-line sales training and in-the-field training to ensure our sales representatives are properly informed about all areas of our product lines and selling processes.

  Marketing Strategy

        Our core marketing strategy is centered around our hospital clients. We continue to provide our clients with tools, such as customized turn-around time reports, that make it easier to use us as their reference laboratory. In 2003, we launched the next generation Outreach Express®, a proprietary, Web-based laboratory test order and result reporting system, providing hospital organizations with a tool for strengthening the laboratory services they provide to physician offices, medical groups and affiliated healthcare organizations. With a renewed focus on service, we are also promoting the value that our service enhancements afford each facility.

        We intend to continue educating physician specialists on the clinical value of our assays through research publications, print advertisement, direct mail, and the Internet. These targeted marketing tools are designed to be effective while minimizing the need for direct physician contact by our sales representatives. We actively pursue publication of our scientific research in peer-reviewed journals and have had more than 800 articles published. We periodically update ten widely used, proprietary reference manuals on the use and interpretation of our assays, focusing on medical specialties such as infectious disease, gastroenterology, oncology, rheumatology, genetics, and cardiology. We present our research at scientific meetings and we exhibit at more than 60 national and regional conferences throughout the year. Our web site is another vehicle for educating physicians about our assays and contains our entire directory of services, on-line technical materials and links to other medical sites that support the role of esoteric assays in effective diagnosis and treatment of diseases.

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

  Customers

        Our customers include hospitals, independent laboratories, physician specialists and other medical providers. The following table provides percentages of our net revenue by class of customer:

	Years Ended December 31,
	2001	2002	2003
Hospitals	56.0%	60.9%	64.2%
Independent Laboratories	34.0%	29.4%	26.0%
Physician Specialists and Others	10.0%	9.7%	9.8%

Total	100.0%	100.0%	100.0%

  Hospitals

        Hospitals accounted for approximately 64% of our net revenue for the year ended December 31, 2003. Of the estimated 5,000 hospitals to which we target our services, approximately 2,000 are currently our customers. We are a primary provider of esoteric reference laboratory testing services for approximately 250 of these hospital customers.

        Many of our hospital customers are part of one or more group purchasing organizations which typically pool independent hospitals together to negotiate for pricing and services, including prices for laboratory tests. Generally, hospitals participating in group purchasing organizations are not obligated to use the group purchasing organization contracted laboratory for their reference testing, and many hospitals are affiliated with multiple group purchasing organizations. In addition to several small group purchasing organizations, we are currently under contract with the following voluntary group purchasing organizations:

Group Purchasing Organization	Estimated Number of Member Hospitals	Contract Expiration Date
AmeriNet	2,000	December 2004
MedAssets HSCA **	1,700	December 2004
Managed Healthcare Associates	600	January 2006
Consorta	434	June 2006

**
MedAssets HSCA agreement now includes Shared Services Healthcare members.

        Each of our agreements with group purchasing organizations provide for discounted fee structures for our assays including capped price increases. Some of these contracts provide additional discounts for certain assays. Most of these contracts also provide that we pay a periodic administrative fee to the group purchasing organization.

  Independent Laboratories

        For the year ended December 31, 2003, independent laboratories represented approximately 26% of our net revenue. Regional and national independent laboratories together comprise more than 1,300 accounts in the independent laboratory segment that we can potentially serve. Regional independent laboratories typically receive test requests directly from physicians. Regional laboratories will perform the routine tests and outsource the esoteric assays to an esoteric national laboratory like us. Although other national independent laboratories perform some esoteric testing, they may outsource to us any esoteric assays they are unable to perform and also honor requests from physician specialists who specify that we perform particular assays.

        Prior to its acquisition by Quest Diagnostics, our single largest customer was Unilab Corporation of Tarzana, California. In 2002, we experienced a significant decline in the test volumes sent to us from Unilab, and these volumes continued to decline into 2003, reaching relatively nominal levels after Quest's acquisition of Unilab was completed in February 2003. For the year ended December 31, 2003, Unilab represented approximately 3% of our net revenues.

  Physician Specialists and Others

        For the year ended December 31, 2003, physician specialists comprised approximately 6% of our net revenue and represented approximately 800 accounts. Currently, there are more than 200,000 physician specialists in the U.S., of which approximately 120,000 fall directly into our targeted medical specialties. Although they account for a small percentage of direct net revenue, physician specialists can influence the clinical acceptance of an assay, and can specifically influence laboratory choice by specifying that a particular specimen be sent to us or by ordering a particular assay that is unique to or branded by us.

        Our remaining net revenue is derived primarily from clinical trials drug development testing, international and industrial accounts. Altogether, these testing services comprised approximately 4% of our net revenue for the year ended December 31, 2003.

Payors, Billing & Reimbursement

        We typically bill our customers, such as hospitals or other independent laboratories, directly. In some instances, we bill the individual patient directly or third party payors such as Medicare, Medicaid or private insurance. The following table illustrates our payor mix as a percent of net revenue:

	Years Ended December 31,
	2001	2002	2003
Customer	82.9%	85.4%	86.4%
Patient	10.2%	8.0%	5.3%
Medicare	3.4%	2.9%	4.0%
Medicaid	1.4%	1.9%	2.5%
Other Insurance	2.1%	1.8%	1.8%

Total	100.0%	100.0%	100.0%

        All of our billing and payment functions are executed through a centralized computerized billing system. Our web-based DataPassportMD® and Outreach Express® products collect required billing information for Medicare, Medicaid and other insurance reimbursements at the time of assay ordering.

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

  Outreach Express®

        We anticipate that our hospital and independent laboratory customers wishing to grow their testing business will use Outreach Expressr®. This product is intended to allow these customers to connect with physicians directly over the Internet. Outreach Express® uses the functionality of DataPassportMD® and is hosted through our servers. The advantages to these customers are that no specialized hardware must be purchased and the entire information technology product can be supported outside their laboratory. We designed Outreach Express® to enable physicians to access assay results from hospitals and independent laboratories electronically and, thus, more quickly than receiving such information manually. We believe that Outreach Express® provides these customers with a competitive advantage in their respective market. By aiding these customers in their outreach efforts, we believe that they will continue to utilize our services. An upgraded version of Outreach Express® became available to all customers in October 2003.

Process Automation

        We have implemented an automation system known as the Total Accessioning Re-Organization system, or TARO™, for our pre- and post-analytical specimen management. This high speed automated sorting system reduces the potential for human error, increases the productivity of laboratory staff and decreases overall turnaround time within the laboratory. We began implementation of TARO™ in the second half of 2000 and it became fully operational in the first quarter of 2001. Specifically, TARO™ automates specimen sorting to the appropriate assay batch, enhances specimen-tracking applications and reduces manual set up procedures at the analytical workbench.

        As part of our continuing emphasis on productivity improvements, we have developed an ancillary system to TARO™ that is designed for high-throughput, precise aliquoting. This automated system, known as the Harmonized Assignment of Nanoliter Aliquots, or HANA™, we believe is substantially reducing the traditional manual process of dividing specimens into smaller components when multiple tests are requested on a single patient. Like TARO™, this system is expected to deliver higher quality service levels to our customers while at the same time improve our operating efficiencies. This system became operational in the second half of 2002. Due to the precision of this automation, HANA™ had an immediate impact by identifying patient samples as containing insufficient specimen volume for tests to be performed, and thus lowering the number of patient samples that had to be handled.

        We utilize information technology applications extensively in conjunction with automated specimen management systems at the analytical site within the laboratory. We will continue to explore other projects to enhance our processes for improved accuracy and productivity.

Research and Development

        The role of R&D at Specialty continues to be the driving force of new assay development, evaluating alternatives to costly diagnostics, improving existing assay performance and commercializing existing technologies developed by our strategic partners. Our new, more focused approach on assay development will result in a smaller number of tests developed than in the past, and a greater emphasis on revenue opportunities. Our process of creating a new assay begins with input from many sources, including our scientific team, our marketing department, scientific symposia, customers, and scientific journals. A team composed of representatives from R&D, marketing and operations evaluates the potential for a proposed assay, examining issues from disease prevalence to production costs. In addition to clinical utility of the tests, we review other decision-making variables such as physician acceptance, relationship to an available therapeutic, reimbursement, and other variables impacting the possible success of a test release. All of our R&D efforts have been company-sponsored. No R&D efforts have been sponsored by our customers. R&D spending has averaged $2.0 million per year for the past three years. Our R&D efforts enable us to grow revenues, increase market share and provide the opportunity for premium pricing.

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

  New Assay Technologies

        During recent years, we licensed intellectual property that has enabled us to commercialize several new assays. Among them are CF-70, an expanded panel cystic fibrosis assay that we license from Tm Bioscience; Phenoscript™, an HIV phenotyping assay that we licensed from VIRalliance, a subsidiary of Paris-based BioAlliance Pharma; TPMT, a genetic marker for reduced metabolism of thiopurine-based drugs that we licensed from DNA Sciences; and COL1-A1, a genetic marker for predisposition to osteoporosis that we licensed from Axis-Shield. We anticipate that licensing new-assay intellectual property will be increasingly important in the future.

  Platform and Process Technologies

        We have a large and growing number of diagnostic platform and process technology partners, including:

  •
  Beckman Coulter's Progressive MicroArray™ platforms and Universal Linkers™ technology for multi-analyte detection and quantitation.

  •
  Luminex' xMAP™ Technology for multi-analyte detection and quantitation. Two assay panels (with 6 and 13 analytes, respectively) have been commercialized on this platform to date. In addition, the CF-70 assay is being performed on the Luminex platform.

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

        In the past, we have also received letters from the National Institutes of Health, the NIH, advising us that it believes that two of our assays, HIV-1 GenotypR™ and HIV GenotypR-PLUS™, infringe its U.S. Patent 5,252,477. The patent is generally directed to the human HIV protease amino acid and DNA sequences and methods for synthesis and purification.

        NIH has not filed suit against us, and based on our communications with NIH and our understanding of their patent rights, we do not expect such a suit to be brought; however, we cannot provide any assurances that they will not do so in the future. We intend to defend any such suit that may arise vigorously and to assert all available defenses to allegations of patent infringement that would be available to us. Such a suit could be expensive to defend and could divert management's time and resources, regardless of the merit or validity of any such suit. Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and if we were found to have infringed the patents at issue, including those of NIH, we could be forced to pay substantial damages, including possible treble damages for allegations of willful infringement.

        We received a letter from Chiron Corporation in or about February 1998 claiming that some of our Hepatitis C, or HCV, assays may be covered by its U.S. Patent 5,714,596. In 2000, we entered into an agreement to purchase the majority of our HCV assays from Bayer Corporation, which has represented that it has a license for U.S. Patent 5,714,596. On August 15, 2003 Specialty entered into a letter agreement with Chiron Corporation, and a separate Settlement and License Agreement with the Diagnostics Division of Bayer Healthcare LLC of Tarrytown, New York. Under the agreements, Specialty made payments to Bayer and Chiron for alleged past infringement of several Chiron patents by certain Hepatitis C Virus ("HCV") and Human Immunodeficiency Virus ("HIV") testing performed by us.

        Under the agreement with Chiron, Chiron agreed not to assert its patent rights, or bring any claim against us for any alleged infringement relating to nucleic acid clinical assays for the detection, quantitation, genotyping and/or phenotyping of HCV and HIV occurring at any time prior to October 15, 2003. In the agreement with Bayer, Bayer agreed to indemnify Specialty in the event Chiron brings such a suit or claim against Specialty for infringement of Chiron's patent rights with respect to HCV and HIV testing during this period. Bayer also provided Specialty with a royalty-bearing non-exclusive sublicense to perform laboratory-developed HCV and HIV nucleic acid assays. Separately, Specialty agreed to modify its supply agreement with Bayer to convert to using Bayer products, which are licensed under certain Chiron patent rights, for HCV and HIV genotyping.

Competition

        The esoteric clinical laboratory business is highly competitive and is dominated by several national laboratories, as well as many smaller niche and regional organizations. Our primary competitors include large independent laboratories, such as Quest Diagnostics and Laboratory Corporation of America Holdings, or LabCorp, that offer a wide test and product menu on a national scale. These large national independent laboratories have significantly greater financial, sales and logistical resources than we do and may be able to achieve greater economies of scale, or establish contracts with payor groups on more favorable terms than we can. We also compete with smaller niche laboratories, like Impath and Athena Diagnostics, that address a narrow segment of the esoteric market by offering very specific assay menus. Finally, institutions that are affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional University Pathologists, or ARUP, generally lack the advantages of larger commercial laboratories, competing with us on the limited basis of a perceived higher quality of service.

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

Quality Improvement

        We maintain a comprehensive quality and process improvement program that monitors and evaluates performance to ensure accuracy and precision in pre-analytical, analytical, and post-analytical processes of clinical laboratory testing. The processes are documented with policies and procedures that are based upon nationally standardized guidelines on test performance and results interpretation. This also includes the routine monitoring of control results, and blind specimen submissions to assess accuracy and reproducibility. We believe that we have obtained all material approvals and licenses for providing clinical laboratory testing services. We participate in numerous quality and proficiency testing programs, including the proficiency programs administered by the College of American Pathologists and other state, national and international programs. In addition, the laboratory participates in the College of American Pathologists Laboratory Accreditation Program, which requires inspection by outside experts and self-evaluation.

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

        Both the Stark Law and the Physician Ownership and Referral Act contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has shareholders' equity of $75 million at the end of its most recent fiscal year, and satisfies certain other requirements. California's self-referral restrictions applicable to referrals of workers' compensation testing also contain a similar exception, except that this exemption requires that total gross assets at the end of the laboratory's most recent fiscal year has to be at least $100 million. At our fiscal years ended December 31, 2000 through 2003, our shareholders' equity and total assets exceeded $100 million, and we are therefore now entitled to the benefit of the public company exemptions. However, the public company exemptions most likely were not available to us prior to January 1, 2000. Because many of our shareholders hold stock in the name of their stock brokerage firm, it may not have been possible for us to fully comply with the self-referral requirements prior to our qualifying for the public company exemptions. Despite the public company exemptions, we will need to monitor our compensation relationships with physicians under the self-referral laws on an on-going basis. For example, our provision of information technology support to physician customers must be carefully structured in order to comply with the self-referral laws. Laboratories which violate the Stark Law must refund any amounts collected in connection with prohibited referrals and are also subject to monetary penalties of $15,000 for each test improperly billed for and exclusion from the Medicare and Medicaid programs. In addition, billings for services where the referral was prohibited may be actionable under false claims statutes. Substantial penalties may also be imposed in the event of Physician Ownership and Referral Act violations. Although we believe that we are in compliance in all material respects with the Physician Ownership and Referral Act and the Stark Law, there can be no assurance that we will not be found to be in violation of these laws in the future. In addition, other states have self-referral restrictions with which we may have to comply that may differ from those imposed by federal and California law.

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

  Certification and Licenses

        We are required to maintain various federal and state licenses, certifications and permits. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which subject clinical laboratories to national standards. Because of the location of our laboratory in Santa Monica, licensure is also required under the laws of the State of California. Since we perform testing for patients from all states, we hold licenses in additional states where such licensure is required by local state law, including Florida, Maryland, New Hampshire, New York, Pennsylvania, Ohio, West Virginia, and Rhode Island. We are in the process of applying for licenses in other states as needed, and if and when other states require licensure of out-of-state laboratories, we may need to obtain additional state licenses. Our laboratory is also accredited with distinction by the College of American Pathologists, a private accrediting agency that has deemed status under CLIA.

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

        In June and October 2001, we underwent unannounced inspections by CDHS representing both the State of California and acting as agent of CMS under CLIA. As a result, we were cited by CDHS with 20 deficiencies under California law and CLIA. A separate statement indicating 12 overlapping deficiencies under CLIA was issued by CMS in February 2002 based upon the same inspections. We subsequently submitted responses and corrective action plans to CDHS and CMS, although CDHS and CMS ultimately found these plans to not constitute credible allegations of compliance.

        On March 28, 2002, CDHS notified us of its intent to impose sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited following laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law.

        CMS separately imposed certain sanctions, including notice of revocation of our CLIA certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify our customers of our non-compliance and the nature and effective date of any sanctions imposed.

        After filing supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements.

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

        In May 2003, CDHS conducted an unannounced monitoring inspection of our laboratory facilities in conjunction with the imposed onsite monitoring for three years. The CDHS inspection found no material deficiencies related to the issues we faced in 2002, and found that we continued to maintain condition level compliance with state laboratory law.

        While we were pleased with the results of the October 2002 CAP inspection and the May 2003 CDHS inspection, we will be subject to additional future inspections, and no assurances can be given that our facilities will pass all future inspections conducted to ensure compliance with federal or any other applicable licensure or certification laws.

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

        In addition, the Department of Health and Human Services' (HHS) Office of the Inspector General has suggested that laboratories adopt a written compliance plan to promote standards of ethics and business practice that will help to prevent fraudulent conduct. We have adopted such a compliance plan, and have two Compliance Officers to assist us with our compliance with these ethics and business practices, as well as applicable state and federal regulations relating to billing, structuring of relationships between ourselves and our partners and clients, and with other non-CLIA requirements.

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

  Reductions to Medicare or Medicaid Fee Schedules

        For testing performed other than for hospitals, nursing facilities and other laboratories, laboratories are required to bill Medicare and Medicaid directly, and generally must accept reimbursement from these programs as payment in full for services performed for Medicare and Medicaid patients. Such direct billings by us to Medicare accounted for approximately 2.9% of our net revenue in 2002 and approximately 4.0% of our net revenue for 2003. Medicaid net revenue was approximately 1.9% of our net revenue in 2002 and 2.5% of our net revenue in 2003. However, a substantial portion of the testing for which we bill our hospital and independent laboratory customers is for Medicare and Medicaid patients, and we do not know the percentages of our net revenue that are indirectly derived from these programs. Any pricing pressure exerted by these programs on our customers may cause them to reduce their payments to us.

        Congress has established maximum fee schedules for clinical laboratory testing performed for Medicare beneficiaries, excluding hospital and nursing facility patients. Payment by Medicare for laboratory services performed for hospital inpatients and outpatients and for nursing facility inpatients is included in the prospective payment rates paid to the patient's facility. State Medicaid programs are prohibited from paying more for testing than the Medicare fee schedule amounts and, in most instances, they pay significantly less. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Maximum reimbursement rates for clinical laboratory testing have subsequently been substantially reduced, and it should be expected that such fee schedules would be further reduced in the future. For example, a ceiling on Medicare and Medicaid payments to laboratories commonly referred to as the "national cap" amount has been reduced numerous times in recent years, and most recently was set by Congress at 74% of the national median of local fee schedules. However, while Congress had eliminated consumer price index increases to the national cap and local fee schedules through the year 2002, a 1.1% inflation increase to the fee schedules (and therefore also to the national cap) was made for 2003. Medicare reimbursement has also been reduced from time to time by an effective rate of between 1% and 2% pursuant to Gramm-Rudman-Hollings sequestration. In addition, from time to time, proposals have been made that beneficiary cost sharing again be applied to laboratory testing paid for by Medicare. If such a proposal were adopted, the costs of billing and collecting co-payment amounts and associated bad debt could reduce the revenue actually realized by laboratories.

        In December 2002, the Centers for Medicare & Medicaid Services ("CMS") issued a new Interim Final Rule which sets forth the process for establishing a "realistic and equitable" payment amount for all Medicare Part B services (except physician services and services paid under a prospective payment system) when the existing payment amounts are determined to be inherently unreasonable because they are either "grossly excessive or deficient." We cannot predict what effect, if any, this rule and its implementation will have on our business. In addition, the Office of the Inspector General of the Department of Health and Human Services has recently proposed a rule, interpreting section 1128(b)(6) of the Social Security Act, which allows the government to exclude a provider that charges Medicare "substantially in excess" of its usual costs or charges. We cannot predict what effect, if any, this rule and its implementation will have on our business.

        Current economic conditions have caused many states to face substantial budget shortfalls. As a result, many states are considering reducing payments made to providers of health care services by their Medicaid programs. For example, the 2004 California State Budget called for a 5% reduction in Medi-Cal reimbursement effective January 1, 2004. CDHS has announced that laboratories will not be exempted from any cuts that may be made. However, the reduction was not implemented due to a court injunction issued in December 2003 citing potential beneficiary access problems. In addition, changes to leadership in California may contribute to the implementation and the final reduction percentage. As a result, substantial reductions may be made in the future to our Medi-Cal reimbursements, and it is possible that we will face substantial reductions in the reimbursement which we receive under other states' Medicaid programs as well.

        Medicare Reimbursement for Technical Component of Hospital Pathology Services.    In the past, independent laboratories have been permitted to bill for the technical component of certain pathology services which are performed for Medicare hospital patients. CMS promulgated regulations to end such separate billing as of January 1, 2001. The Medicare Prescription Drug, Improvement and Modernization Act passed December 8, 2003 delays enacted legislation delaying implementation of the CMS rules until January 1, 2007 for hospitals who had qualifying outsourcing contracts for pathology services in place as of July 22, 1999. It is possible that Congress will take this issue up again in 2006. Any such services we perform for hospitals without qualifying arrangements or after the new requirements become effective will have to be billed to the patient's hospital. Hospitals will receive no additional reimbursement from Medicare for these pathology services provided to inpatients, and reimbursement for these services under the new outpatient prospective payment system may be lower than it was previously. Such changes therefore may result in a reduction in the payments we receive from hospitals for these services.

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

        Contracts for Laboratory Services.    Proposals have been made to require competitive bidding procurement of Medicare laboratory testing services. CMS is required to complete five Medicare bidding demonstrations involving various types of medical services and CMS is expected to include a clinical laboratory demonstration project in a metropolitan statistical area. Similarly, California legislation enacted several years ago required the implementation of a program of negotiated laboratory service contracting for the Medi-Cal program. The Medi-Cal program has announced its intent to move forward with implementing its contracting program, but has not yet announced details as to how the contracting program will work. While it is expected that contracts will be entered into with many laboratories, there can be no assurance that we will be allowed to participate under the new program or that we will be able to enter into contracts on favorable terms. At least one competitive Medicaid bidding demonstration project underway may permit only one laboratory to provide services as the sole vendor under the contract, and it is possible that other future competitive bidding demonstration projects may also award the contract to a sole-source vendor. In the event that we are not allowed to participate in such awarded competitive bidding contracts, we may not be reimbursed for testing we perform for Medicaid patients in these states. In addition, a large portion of the Medi-Cal program has been converted into a managed care system, resulting in negotiated laboratory service contracts between laboratories and other providers of healthcare services. Increased enrollment of Medicare or Medicaid beneficiaries in HMOs or negotiated contracting arrangements may also result in a larger portion of our business being subject to negotiated contracts with payors.

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

        Nongovernmental Efforts.    Managed care arrangements may become increasingly prevalent in the clinical laboratory services market. For example, HMOs, insurance companies and self-insured employers may provide laboratory services directly or contract with laboratories at favorable fee-for-service or capitated rates and require their enrollees to obtain service only from such contracted laboratories. To the extent that our customers or we are unable to obtain contracts to provide such testing services or must discount prices to obtain such contracts, our revenues and profit margins could be adversely affected.

  Requirements of Diagnosis Codes

        Certain tests are only reimbursable by Medicare when the laboratory submits an appropriate diagnosis code which it has obtained from the ordering physician. California's Medicaid program, known as Medi-Cal, has also adopted a policy requiring that a diagnosis code be submitted in connection with all bills for laboratory tests which are submitted to the Medi-Cal program where Medicare would require a diagnosis code if it were being billed for the tests. To the extent that the requirements for such diagnosis codes are expanded to additional tests or are adopted by additional Medicaid programs or by private insurance programs, or we are unable to obtain required codes from physicians, our reimbursement could be adversely affected.

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

        Congress passed the Health Insurance Portability and Accountability Act, known as HIPAA, in 1996. Among other things, HIPAA calls for the establishment of national standards to facilitate the electronic exchange of health information and to maintain the security of both the health information and the system that enables the exchange of this information. HHS has promulgated numerous regulations pursuant to its authority under HIPAA, including regulations that pertain to the security of individually identifiable health information that is electronically maintained or transmitted and the privacy of individually identifiable health information that is transmitted, received and maintained in any form or medium. Pursuant to these regulations, all medical records and other patient identifiable health information must be maintained in confidence, must not be used for non-health purposes and must be disclosed to the minimum extent required. In addition, patients must be given a clear notice of their rights and access to their records by laboratories (other than to the extent that access to their records is restricted by CLIA and by state law) and, unless permitted by applicable laws or regulations, a patient's authorization generally must be obtained before information is released. To ensure that these requirements are satisfied, covered entities must adopt appropriate policies and practices, designate a privacy officer, train employees and establish a grievance procedure. The privacy regulations recognize, however, that laboratories have little direct contact with patients, and therefore they allow healthcare providers with an indirect treatment relationship with the patient to use protected health information for purposes of treatment and health care operations without a separate consent. Nonetheless, laboratories still have to directly address HIPAA regulations in other circumstances.

        In most circumstances, entities covered by HIPAA must have been or be in compliance with the HIPAA regulations by the following compliance dates: (1) privacy regulations by April 14, 2003; (2) electronic transactions regulations by October 16, 2003 (if, like us, the organization covered by HIPAA filed for an extension); and (3) security regulations by April 21, 2005. While we believe that we are in compliance in all material respects with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information, including HIPAA, our failure to comply could subject us to fines and penalties, and have a detrimental effect on our business. We may be subject to inspections or investigations by state or federal regulatory entities that enforce privacy laws and regulations, and we can provide no assurances that we will be found fully compliant with HIPAA or other related laws and regulation. If we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties. Because laboratory orders and reports fall within the scope of HIPAA, the costs of HIPAA compliance will impact us and others in the clinical laboratory industry. Compliance with the HIPAA rules could require us to spend substantial sums, which could negatively impact our profitability. At this time, we cannot assess the total financial or other impact of the HIPAA regulations upon us.

Employees

        As of December 31, 2003, we employed 683 individuals. Eighteen are engaged in research and development, 167 in administration and clerical functions, 63 in sales and marketing, 43 in information technology and 392 in our clinical laboratory and related operations. None of our employees are represented by labor unions, and we believe our employee relations are good.

RISK FACTORS

        This Annual Report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Specialty Laboratories, Inc. and the esoteric clinical laboratory industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Annual Report. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment.

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

Federal and State Clinical Laboratory Licensing

        The operations of our clinical laboratory are subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). For certification under CLIA, laboratories such as ours must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Since we perform testing for patients from all states, our laboratory is also subject to strict regulation by California, New York and various other states, and we are required to have additional licenses in those states with licensing requirements. We are in the process of applying for licenses in other states as needed, and if and when other states require licensure of out-of-state laboratories, we may need to obtain additional state licenses. We are accredited by the College of American Pathologists, a private accrediting agency, and therefore are subject to their requirements and evaluation. Our failure to comply with CLIA, state or other applicable requirements including state licensure, could result in various penalties, including restrictions on tests which the laboratory may perform, substantial civil monetary penalties, imposition of specific corrective action plans, suspension of Medicare/Medicaid payments and/or loss of licensure, certification or accreditation. Such penalties could also result in our being unable to continue performing laboratory testing regionally or nationally, which could substantially harm our business. Compliance with such standards is verified by periodic inspections and requires participation in proficiency testing programs.

        In June and October 2001, we underwent unannounced inspections by CDHS representing both the State of California and acting as agent of CMS under CLIA. As a result, we were cited by CDHS with 20 deficiencies under California law and CLIA. A separate statement indicating 12 overlapping deficiencies under CLIA was issued by CMS in February 2002 based upon the same inspections. We subsequently submitted responses and corrective action plans to CDHS and CMS, although CDHS and CMS ultimately found these plans to not constitute credible allegations of compliance.

        In March 2002, CDHS notified us of its intent to impose sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited following laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law.

        CMS separately imposed certain sanctions, including notice of revocation of our CLIA certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify our customers of our non-compliance and the nature and effective date of any sanctions imposed.

        After filing supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements.

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

        In May 2003, CDHS conducted an unannounced monitoring inspection of our laboratory facilities in conjunction with the imposed onsite monitoring for three years. The CDHS inspection found no material deficiencies related to the issues we faced in 2002, and found that we continued to maintain condition level compliance with state laboratory law.

        We will be subject to additional future inspections. No assurances can be given that our facilities will pass all future inspections conducted to ensure compliance with federal or any other applicable licensure or certification laws. Any inability to comply with federal, state or other applicable regulations could result in substantial monetary penalties, suspension of Medicare and/or Medicaid payments and/or loss of licensure, certification or accreditation, and could divert a substantial amount of management's time and resources. In addition, substantial expenditures are required on an ongoing basis to ensure that we comply with existing regulations and to bring us into compliance with newly instituted regulations.

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

        The FDA has also asserted that its jurisdiction includes the ability to inspect our facilities in connection with certain testing we do for blood donation and collection centers. An inspector from the FDA conducted an unannounced site inspection of our laboratory facilities in July and August 2003 in connection with this testing for blood centers. The FDA inspector's report of did not indicate any material issues or deficiencies of our facilities. However, we will likely be subject to future FDA inspections, and no assurances can be given that our facilities will satisfactorily pass all such inspections. Any inability to comply with applicable FDA regulations could result in substantial monetary penalties, revocation of our FDA registration, suspension or cancellation of our ability to conduct testing for blood donation and collection centers, and could divert a substantial amount of management's time and resources, and any such action could materially harm our business.

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

Our accessions have declined in the past, and may decline again in future periods.

        Because of uncertainty surrounding the sanctions imposed by CMS in 2002, questions about our clients' ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing. As a result, our total accessions declined in 2002 and 2003. While accession volumes rose in the fourth quarter of 2003, we cannot provide any assurances that our clients will continue sending us specimens for testing due to a variety of factors, including competition from other reference laboratories and our clients internalizing testing we now perform for them. We also cannot provide assurances that our accessions will continue increasing, and they may decline again. If our accessions decline again, or if they fail to continue increasing, it could materially adversely affect our business, financial condition, results of operations and prospects.

Some of our customers are also our primary competitors. If they reduce or discontinue purchasing our assays for competitive reasons, it will reduce our net revenue.

        Some of our customers, such as Quest, LabCorp, Mayo and ARUP, also compete with us by providing esoteric testing services. They often refer assays to us that they either cannot or elect not to perform themselves. During 2002, we saw a significant decline in test volumes referred to us from our competitors. Sales to our competitors were approximately 4% of our net revenue for the years ended December 31, 2003 and 2002. These parties may decide not to refer assays to us because they wish to develop and market assays similar to ours, and we may experience a further decline in our net revenues from these competitors. For example, in April 2002, Quest announced that they had entered into a definitive agreement to acquire Unilab Corporation. Unilab, our largest customer, comprised approximately 10% and 8% of our net revenue for the years 2002 and 2001, respectively. As a result, Unilab did not renew the three-year agreement with us, which expired in October 2002. We experienced a significant decline in testing volumes sent to us from Unilab after expiration of the contract. In February 2003, with the completion of Unilab's acquisition by Quest, we received notice that Unilab would stop sending us certain higher priced tests and these tests volumes ended in early April 2003. For 2003, Unilab contributed less than 3% of our net revenue. We experienced a significant reduction in volume from Quest, LabCorp, Mayo and ARUP in 2002 and 2003, and if these or other laboratories decide to reduce or discontinue purchases of our assays for competitive or other reasons, it will reduce the number of our accessions and reduce our net revenue.

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

        As we previously reported, we are constructing a 198,000 square foot facility in Valencia, California that will enable us to consolidate our laboratory and administrative functions in one location. The location of the new facility is approximately 30 miles from our current location in Santa Monica, California.

        Moving our entire laboratory and administrative functions to a new location is a time-consuming and complicated process, and includes physically moving and setting up delicate and complex laboratory equipment over a short period of time, transferring specimens and reagents from one facility to another, changing processes and procedures for delivery of testing specimens, ensuring that we have adequate staffing of laboratory and administrative personnel at the new facility, and continuing to conduct our testing of specimens during the process. While we have announced a phased relocation to minimize client disruption, if we are unable to execute the move to Valencia effectively and efficiently, it could result in service disruptions that would negatively affect our business and could reduce our revenue. Such service disruptions could also result in customer dissatisfaction, and could materially hurt our business if our customers decided not to purchase our services any longer as a result of the service disruptions. Furthermore, planning for the move of our facility is also expected to divert the attention of key management personnel.

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

        We reported $6,184,000 of deferred income taxes (current and long-term) in the December 31, 2003 balance sheet, with approximately $6,896,000 of this amount related to federal and state net operating loss carryforwards (NOL's). Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. We believe that it is more likely than not that the NOL's will be realized. Accordingly, no valuation allowance has been established. Realization of the NOL's generated through December 31, 2003 is dependent on Specialty's ability to generate approximately $14.5 million of federal and $22.4 million of state ordinary income in future years. However, we cannot provide any assurances that the NOL's will be realized. Inability to generate the necessary ordinary income, and our inability to realize the NOL's, could have a material adverse effect on our results of operations in future quarters. The federal NOL's begin expiring in 2024 and the state NOL's begin expiring in 2014.

Our quarterly operating results may fluctuate and this could cause our stock price to fluctuate or decline.

        Our quarterly operating results have varied significantly in the past and may vary significantly in the future. If our quarterly net revenue and operating results fall below the expectations of securities analysts and investors, the market price of our common stock could fall substantially. Operating results vary depending on a number of factors, many of which are outside our control, including, but not limited to:

  •
  demand for our assays and ancillary services;

  •
  loss of a significant customer or group purchasing organization contract;

  •
  new assay introductions by competitors;

  •
  changes in our pricing policies or those of our competitors;

  •
  relocation of our facilities to Valencia, California;

  •
  fluctuations in quarterly income taxes;

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

        In addition, the trading price of our common stock may materially decline regardless of our operating results and performance. The market price of our common stock has been subject to significant fluctuations since our initial public offering in December 2000. The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory, biotechnology and other health care service companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. As previously announced, such securities claims were filed against us in May and June 2002. Litigation of this type is often expensive and diverts management's attention and resources, and we can provide no assurance that we will be successful in defending these actions. For more detailed description of the purported class-action securities claims recently filed against us, please see "Legal Proceedings."

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

        There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the reimbursement status of new assays. Third party payors, including state payors and Medicare, are challenging the prices charged for medical products and services. Government and other third party payors increasingly are limiting both coverage and the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing assays or assays we discover and develop. In 2001, 2002 and 2003, third party payors accounted for approximately 6.9%, 6.6% and 8.3%, respectively, of our net revenue. However, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payors and we do not know the percentage of our net revenue that is indirectly derived from these payors. Any pricing pressure exerted by these third party payors on our customers may, in turn, be exerted by our customers on us. If government and other third party payors do not provide adequate coverage and reimbursement for our assays, our net revenue may decline.

Requirements for competitive bidding procurement of Medicare/Medicaid laboratory testing services could exclude us from providing testing to certain patients.

        Proposals have been made to require competitive bidding procurement of Medicare laboratory testing services. CMS is required to complete five Medicare bidding demonstrations involving various types of medical services and CMS is expected to include a clinical laboratory demonstration project in a metropolitan statistical area. At least one competitive Medicaid bidding demonstration project underway may permit only one laboratory to provide services as the sole vendor under the contract, and it is possible that other future competitive bidding demonstration projects may also award the contract to a sole-source vendor. We can provide no assurances that future competitive bidding processes will allow us to compete successfully for the Medicare/Medicaid contracts. In the event that we are not successful in the competitive bidding process, or are otherwise not allowed to participate in such awarded competitive bidding contracts, we may not be reimbursed for testing we perform for Medicaid patients in these states. Any restriction on our ability do testing for Medicare/Medicaid patients, or be reimbursed for testing we perform for such patients, could materially affect our revenue and business.

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

        Our participation in group purchasing organizations constitutes one aspect of our overall strategy to attract new hospital customers. We have contracts with several group purchasing organizations: AmeriNet, MedAssets HSCA (formerly Health Services Corporation of America), Managed Healthcare Associates (MHA), Shared Services Healthcare (now affiliated with MedAssets HSCA), and Consorta. We are typically granted non-exclusive provider status under these contracts. Our contracts with our group purchasing organizations will expire at various times from 2003 to 2006. On May 1, 2002, we announced that Novation, a national purchasing group for hospitals, has discontinued its service agreement with us that provided Novation members with access to discounted clinical laboratory services from us. While we have experienced some loss of Novation clients, the exact consequences of the agreement's termination are difficult to quantify, particularly since the termination of the contractual relationship with Novation does not prevent its members from using our services, and it may take a significant period of time before any individual Novation member decides to stop utilizing our services.

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

        Legislation governing the dissemination and use of medical information is continually being proposed and enacted at both the state and federal levels. For example, the Health Insurance Portability and Accountability Act of 1996, known as HIPAA, and regulations promulgated under HIPAA require certain healthcare providers and holders or users of electronically transmitted patient health information to implement measures to maintain the security and privacy of such information. Ultimately, this and other legislation may even affect the dissemination of medical information that is not individually identifiable. Physicians and other persons providing patient information to us are also required to comply with these laws and regulations. If a patient's privacy is violated, or if we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties. The HIPAA regulations required that covered entities (including us) be in compliance with the privacy regulations on or before April 14, 2003.

        The commercialization of our Internet products including Outreach Express®, DataPassportMD, and DataPassport Clinical Trials™ is strictly governed by state and federal laws and regulations, including the regulations under HIPAA. We have implemented encryption technology to protect patient medical information, however, use of encryption technology does not guarantee the privacy and security of confidential information.

        We believe that we are in material compliance with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data. While we believe we are in compliance in all material respects with the applicable HIPAA regulations, our failure to comply could subject us to fines and penalties, and have a detrimental effect on our business. We may be subject to inspections or investigations by state or federal regulatory entities that enforce privacy laws and regulations, and we can provide no assurances that we will be found fully compliant with HIPAA or other privacy laws and regulations.

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

        Over the past five years, we have made a substantial investment in our information technology solutions, such as DataPassport®, DataPassportMD®, and Outreach Express®, to facilitate electronic assay ordering and results reporting as a value added service for our customers. We believe that these solutions are one factor considered by our customers when selecting a reference laboratory. In the future, our competitors may offer similar or better information technology solutions to our existing and potential customer base. If this occurs, we may lose this competitive advantage, and as a result, may be unable to maintain or increase our market share.

We rely on a few assays for a significant portion of our net revenue. If demand for these assays were to weaken for any reason, our net revenue would decrease.

        A significant portion of our net revenue is derived from 30 assays. Net revenue from these 30 assays comprised approximately 45% of our total net revenue for the year ended December 31, 2003. If competing assays are introduced by competitors or demand for these assays otherwise decreases, our net revenue could decrease.

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

        We currently rely on certain technologies for which we believe patents are not economically feasible and therefore may be developed independently or copied by our competitors. Furthermore, we rely on certain proprietary trade secrets and know-how, which we have not patented. Although we have taken steps to protect our unpatented trade secrets and know-how, principally through the use of confidentiality agreements with our employees and consultants, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently developed or discovered by competitors. If our trade secrets become known or are independently developed or discovered by competitors, it could have a material adverse effect on our ability to compete.

Our assays may infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and/or enter into appropriate licenses which may cause us to pay substantial damages or royalties, and could prohibit or restrict us from selling our assays.

        Other companies or institutions engaged in assay development, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to develop, perform or sell our assays. As a result, we may be found to be, or accused of, infringing on the proprietary rights of others. For example, in response to a patent infringement allegation from Athena Diagnostics in 1997, we ceased performing an assay used to diagnose late onset Alzheimer's disease. We also received letters from Chiron Corporation ("Chiron") in February 1998, and the National Institute of Health (NIH) in 2000-2003 claiming that some of our assays may violate their patents. In August 2003 we reported that we had entered into a letter agreement with Chiron that called for us to make payments to Chiron for alleged past infringement of Chiron patents by certain Hepatitis C Virus ("HCV") and Human Immunodeficiency Virus ("HIV") testing performed by us, and Chiron agreed not to assert its patent rights, or bring any claim against Specialty for any alleged infringement relating to nucleic acid clinical assays for the detection, quantitation, genotyping and/or phenotyping of HCV and HIV occurring at any time prior to October 15, 2003. We cannot provide any assurances that the NIH or other patent holders will not bring suit against us in the future for alleged patent infringement. We intend to defend any such suit that may arise vigorously and to assert all available defenses to allegations of patent infringement that would be available to us. Such suits could be expensive to defend and could divert management's time and resources, regardless of the merit or validity of any such suit. Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and there can be no assurance that there will be no adverse consequences to us. As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and such litigation, or the threat of such litigation, could force us to do one or more of the following:

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

        We have made in the past and we may continue to make acquisitions of complementary businesses, products or technologies. For example, we acquired BBI Clinical Laboratories, Inc. in February 2001. If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders' equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results.

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

        Our specimen processing facilities, our clinical laboratory, and our corporate offices may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service. Earthquakes are of particular significance to us because all of our clinical laboratory facilities are located in Santa Monica, California, an earthquake-prone area. Our new Valencia facility is also in an earthquake-prone area. In the event our existing facilities or equipment are affected by man-made or natural disasters, we may be unable to process our customers' samples in a timely manner and unable to operate our business in a commercially competitive manner. To address these risks, we have in place formal recovery plans for such interruptions of service. This includes identification of alternate laboratory testing facilities and disaster recovery protocols. We also carry earthquake insurance with a coverage amount of up to $20 million and we have outsourced part of our data storage and processing equipment to a facility designed to withstand most earthquakes. Despite these precautions, the self-insured retention amount for earthquake insurance is very high, and there is no assurance that we could recover quickly from a serious earthquake or other disaster.

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

        Our principal shareholder is the Specialty Family Limited Partnership, whose sole general managing partner, James B. Peter, M.D., Ph.D., is a member of our board of directors. Specialty Family Limited Partnership, together with Dr. Peter, currently beneficially own approximately 62% of the outstanding shares of our common stock. Accordingly, the Specialty Family Limited Partnership along with Dr. Peter will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal shareholder will also have the power to prevent or cause a change in control. The interests of this shareholder may differ from other shareholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

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

ITEM 2. PROPERTIES

        Our primary facility is located in Santa Monica, California and is comprised of four separate buildings totaling 85,357 square feet. In early 2004, we exercised our option to extend our lease agreements on three of the buildings. In addition, we entered into a new lease agreement for the building housing our corporate offices. All four of our building leases expire on June 30, 2005. Annual rent for these four buildings is approximately $2.0 million plus applicable property taxes, maintenance costs and utilities.

        We also operate one stand-alone triage collection and processing center in Shrewsbury, Massachusetts to serve Boston area customers. This facility contains 2,890 square feet and is leased at approximately $52,000 per year. In early 2004, we extended our lease agreement to expire in March 2005.

        During 2001, we made the decision to consolidate our laboratory and administrative functions in a single building. In December 2001, we purchased a 13.8 acre site in Valencia, California. We began constructing a 198,000 square foot facility in the second quarter of 2002. The construction project was originally scheduled to be completed in the second half of 2003; however, in October 2002, we announced that we would postpone the move to our new facility in Valencia until the second half of 2004 and halt the construction project once the Core and Shell of the building was completed. The Core and Shell was substantially completed in January 2003, with the remaining work of punch lists and sign-off of systems concluded in April 2003. We resumed construction in the first quarter of 2004 with completion planned for the third quarter of 2004. The move from the facilities in Santa Monica to Valencia will be conducted in stages, expected to begin in the third quarter of 2004 and be completed by the second quarter of 2005.

        On February 11, 2004, we signed an agreement for the sale and leaseback of the Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust. Under the terms of the agreement, Lexington will purchase the existing facility for $47 million and we will complete the construction project and enter a twenty-year lease for use and occupancy of the facility. The sale transaction is expected to be completed by the end of first quarter of 2004 upon satisfaction of the customary conditions, including a due diligence period, final inspections and closing. Lease payments are expected to begin in the third quarter of 2004. After move-in is complete, our ongoing operating expenses for rent and other related facility costs, such as taxes, is expected to be in line with our current expense rates.

        In addition, we lease a 60,000 square foot building in Memphis, Tennessee, and in June 2002, we subleased the facility for the period July 1, 2002 through September 14, 2007, the end of our lease commitment. We recorded charges in 2000 and 2002 for future unrecoverable lease costs. Assuming no change in the sublease, no future costs should be incurred.

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

        As previously reported, in May and June 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California. The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 ("Class Period"). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. Plaintiffs have filed several amended complaints, and we in turn have filed motions to dismiss these complaints. The court ruled on these motions, dismissing some claims and not dismissing others, and allowed plaintiffs to proceed with their claims against the Company and several current and former officers and directors for alleged violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934. We have provided notice to our directors and officer's insurers, and believe that we have insurance applicable to the defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend these lawsuits vigorously.

        Also as previously reported, Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, ("SLA"), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation ("SLIL"). SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon us and certain of our directors and officers. Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

        In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company ("Dragon"), one of the shareholders in SLA. Dragon has also brought the lawsuit in the name of SLA as a derivative action. The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets. The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA. We have provided notice to the applicable insurance carriers, and believe that we have insurance applicable to the defense of the lawsuits. We also believe that the claims against us, SLIL, and our former officers are without merit, and intend to defend the lawsuit vigorously.

        From time to time, we receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously. For more information, please see "Risk Factors—Our assays may infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and/or enter into appropriate licenses which may cause us to pay substantial damages or royalties, and could prohibit or restrict us from selling our assays."

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

	Price Range of Common Stock
	High	Low
Year 2002:
First Quarter	$27.50	$21.00
Second Quarter	$24.00	$6.15
Third Quarter	$10.50	$6.70
Fourth Quarter	$10.30	$8.05
Year 2003:
First Quarter	$10.40	$6.17
Second Quarter	$11.15	$8.05
Third Quarter	$14.50	$9.80
Fourth Quarter	$17.40	$12.14
Year 2004:
First Quarter (through March 5, 2004)	$17.50	$10.95

        On March 5, 2004, the last reported sales price of our common stock was $11.16.

Holders

        As of March 5, 2004, there were 25 holders of record of our common stock.

Recent Sales of Unregistered Securities

        None.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since 1992. We currently intend to retain future earnings, if any, to provide funds to finance the expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from audited consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data at December 31, 1999, 2000 and 2001 were derived from our audited consolidated financial statements and are not included in this Annual Report. You should read the selected financial information set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(amounts in thousands, except per share data)
Statement of operations data:
Net revenue	$130,142	$153,245	$175,169	$140,150	$119,653
Costs and expenses:
Costs of services	74,784	86,856	99,955	104,379	86,095
Selling, general and administrative (exclusive of stock-based compensation charges (credits))	46,903	49,277	55,613	51,248	43,464
Stock-based compensation charges (credits) (1)	2,818	1,073	1,103	(28)	65
Restructuring charge (2)	—	—	—	5,050	—
Charge related to regulatory matters (3)	—	—	—	2,253	—
Write-down of unused facilities (4)	2,209	369	—	—	—

Total costs and expenses	126,714	137,575	156,671	162,902	129,624

Operating income (loss)	3,428	15,669	18,498	(22,752)	(9,971)
Interest (income) expense, net	1,639	941	(3,451)	(1,455)	(721)

Income (loss) from continuing operations before income taxes	1,789	14,729	21,949	(21,297)	(9,250)
Provision for income taxes (benefits)	930	6,056	8,870	(7,912)	(2,889)

Income (loss) from continuing operations	859	8,673	13,079	(13,385)	(6,361)
Loss from discontinued operations (5)	(2,001)	—	—	—	—

Net income (loss)	$(1,142)	$8,673	$13,079	$(13,385)	$(6,361)

Income (loss) per share (6):
Basic:
Continuing operations	$0.05	$0.54	$0.62	$(0.61)	$(0.29)
Discontinued operations	(0.12)	—	—	—	—

	$(0.07)	$0.54	$0.62	$(0.61)	$(0.29)

Diluted:
Continuing operations	$0.05	$0.49	$0.59	$(0.61)	$(0.29)
Discontinued operations	(0.12)	—	—	—	—

	$(0.07)	$0.49	$0.59	$(0.61)	$(0.29)

Statements of Cash Flow:
Cash flow provided by (used in) continuing operating activities	$3,315	$15,464	$19,507	$(1,427)	$2,272
Cash flow (used in) provided by investing activities	(3,696)	(5,965)	(82,531)	6,845	(3,249)
Cash flow (used in) provided by financing activities	(56)	65,388	2,603	1,804	6,135

	As of December 31,
	1999	2000	2001	2002	2003
	(amounts in thousands)
Balance sheet data:
Working capital	$3,616	$88,789	$58,736	$51,548	$50,501
Total assets	59,859	142,005	153,988	143,307	142,553
Long-term debt, including current portion	18,382	—	—	—	5,019
Total shareholders' equity	18,281	111,797	132,656	123,734	120,500

(1)
We recorded stock-based compensation charges of $2.8 million for the year ended December 31, 1999 in connection with the sale of our common stock to management and the grant of stock options to management and directors in 1999. Stock-based compensation charges resulted from amortization of deferred stock-based compensation and totaled $1.1 million for both the years ended December 31, 2000 and 2001. For the years ended December 31, 2002 and 2003, we recorded stock-based compensation charges of $(28,000) and $65,000, respectively. The net credit of $28,000 in 2002 resulted from the amortization of deferred stock-based compensation charges coupled with the forfeited stock options resulting from the June and November 2002 reductions in workforce that had the effect of reducing previously recorded and future amortization.

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

(5)
We discontinued all foreign operations in 1999. Because these operations were substantially shut down in 1999, we incurred no related ongoing losses during the years ended December 31, 2000, 2001, 2002 and 2003.

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

Overview

        We are a leading hospital-focused clinical reference laboratory, performing highly advanced, clinically useful testing services for hospitals, laboratories and physician specialist communities nationwide. We believe we offer the most comprehensive menu of esoteric assays in the industry, with a test menu of more than 2,500 assays. Many of our tests have been developed through our internal research and development efforts. Esoteric assays are complex, comprehensive or unique tests used to diagnose, evaluate and monitor patients. These assays are often performed on sophisticated instruments by highly skilled personnel and are therefore offered by a limited number of clinical laboratories.

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

        Through the execution of our hospital-focused strategy, we grew rapidly in recent years. For the three years 1999 through 2001, our net revenue grew at a compounded annual growth rate of 16%. This growth was supplemented with the acquisition of BBI Clinical Laboratories, Inc. (BBICL), in the first quarter of 2001. BBICL, founded in 1989, was a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme disease and viral hepatitis. BBICL's primary customers included hospitals, physician specialists, pharmaceutical and diagnostic companies, and other clinical and research laboratories.

        While the core hospital-focus strategy remains the same, 2002 was marked by two significant events—the regulatory actions taken by the California Department of Health Services (CDHS) and the federal Centers for Medicare & Medicaid Services (CMS) in March and April 2002, respectively, and the announcement of the acquisition of Unilab Corporation, our largest customer, by Quest Diagnostics Inc., one of our competitors. As a result of these events, we have experienced a significant reduction in revenues for 2002 and 2003. These events are discussed below.

        On March 28, 2002, CDHS notified us of its intent to impose sanctions of a directed plan of correction, random onsite monitoring, and a civil money penalty based upon deficiencies cited following laboratory inspections conducted during June and October 2001. The sanctions were based on findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law. CMS separately imposed certain sanctions, including notice of revocation of our CLIA certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify our customers of our non-compliance and the nature and effective date of any sanctions imposed.

        After filing supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements.

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

        On April 2, 2002, Quest Diagnostics, Inc. announced that they had entered into a definitive agreement to acquire Unilab Corporation. Unilab, our largest customer, comprised approximately 10% and 8% of our net revenue for the years ended December 31, 2002 and 2001, respectively. As a result, Unilab did not renew the three-year agreement with us, which expired in October of 2002, and we experienced a significant decline in testing volumes sent to us from Unilab after expiration of the contract. In October 2002, we entered into a new agreement with Unilab which allowed for a more orderly reduction of the remaining test volumes. With the completion of Unilab's acquisition in February 2003 by Quest Diagnostics, we were provided notice that Unilab would stop sending us certain higher priced tests covered under the new agreement, and these test volumes ended in early April 2003. For the year ended December 31, 2003, Unilab contributed less than 3% of our net revenue.

        As a result of the impact of these significant events on our business, on June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. The plan involved all areas and levels of the company. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge comprised severance payments and related obligations for employees whose positions were eliminated. During September 2002, as a result of further business review and the refinement of our core strategic business, we eliminated some employee positions primarily in the area of our clinical trials department. We recorded a restructuring charge of approximately $468,000 in the third quarter of 2002. The charge comprised severance payments for employees whose positions were eliminated and the write-off of certain assets related to our clinical trials business. In November 2002, in our continuing efforts to manage costs and align our staff with current business levels, we had a reduction in workforce focused primarily on the laboratory. We recorded a restructuring charge of approximately $984,000 in the fourth quarter of 2002, which comprised severance payments for employees whose positions were eliminated and for the write-off of certain capitalized costs associated with the delayed move to our new Valencia facility and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

        As previously reported, in December 2001, we purchased a 13.8 acre site in Valencia, California and began construction during the second quarter of 2002 of a 198,000 square foot facility which would enable us to consolidate all of our laboratory and administrative functions in one location. In October 2002, we announced that we would postpone the move to our new facility in Valencia until the second half of 2004. Accordingly, the construction of the new facility was suspended at completion of the Core and Shell of the facility, which was substantially completed in January 2003. This postponement allowed us to focus on rebuilding client confidence and stabilizing our business by minimizing any disruptions in service to our clients based on planning and executing a move to a new facility during this rebuilding period. On February 11, 2004, we signed an agreement for the sale and lease-back of the Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust. Under the terms of the agreement, Lexington will purchase the existing facility for $47 million and we will complete the construction project and enter a twenty-year lease for use and occupancy of the facility. The sale and lease-back transaction is expected to be completed by the end of first quarter of 2004 upon satisfaction of the customary conditions, including a due diligence period, final inspections and closing. Lease payments are expected to begin in the third quarter of 2004. With construction planned for completion in the third quarter of 2004, the move from the facilities in Santa Monica to Valencia will be conducted in stages beginning in the third quarter of 2004 and completing by the second quarter of 2005. We do expect to incur incremental costs of approximately $2.5 million to $3.0 million for overlapping rents and relocation expenses during the phased relocation process. For more information, please see Risk Factors—"Our planned move to Valencia, California may divert management attention and may lead to disruptions in our operations and service to our customers."

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

        On July 1, 2003, we announced the appointment of Cynthia K. French, Ph.D. to the position of Vice President and Chief Science Officer. Dr. French has more than 15 years' experience as a researcher and business executive in the diagnostic and clinical laboratory industry, and more recently served as Senior Scientist at Quest Diagnostics, Center for Applied Technologies until joining Specialty. Dr. French will oversee our research and development program.

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

        On August 15, 2003, we announced that we entered into a letter agreement with Chiron Corporation, of Emeryville, California, and a separate Settlement and License Agreement with the Diagnostics Division of Bayer Healthcare LLC of Tarrytown, New York. The agreements call for us to make payments to Bayer and to Chiron for alleged past infringement of several Chiron patents by certain Hepatitis C Virus ("HCV") and Human Immunodeficiency Virus ("HIV") testing performed by us. We believe the amount of these payments is immaterial to the company's cash position and ongoing operations.

        Under the agreement with Chiron, Chiron agreed not to assert its patent rights, or bring any claim against us for any alleged infringement relating to nucleic acid clinical assays for the detection, quantitation, genotyping and/or phenotyping of HCV and HIV occurring at any time prior to October 15, 2003. In the agreement with Bayer, Bayer agreed to indemnify us in the event Chiron brings such a suit or claim against us for infringement of Chiron's patent rights with respect to HCV and HIV testing during this period. Bayer also provided us with a royalty-bearing non-exclusive sublicense to perform laboratory-developed HCV and HIV nucleic acid assays. Separately, we agreed to modify our supply agreement with Bayer to convert to using Bayer products, which are licensed under certain Chiron patent rights, for HCV and HIV genotyping. The supply agreement called for the conversion to Bayer licensed products to be completed on or before October 15, 2003.

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

        On October 22, 2003, we announced the commercial availability of our next generation Outreach Express®, a proprietary, Web-based laboratory test order and result reporting system. Outreach Express® gives hospital organizations a cost-effective tool for strengthening the laboratory services they provide to physician offices, medical groups and affiliated healthcare organizations.

        On November 26, 2003, we announced the availability of an improved genetic screening test for Cystic Fibrosis (CF) and Cystic Fibrosis carrier status. The test, Cystic Fibrosis 70 GenotypR™, offered exclusively by us, screens for 70 of the most clinically important mutations of the CF 70 gene found in

U.S. population groups. The test was developed in collaboration with Tm Bioscience Corporation, a DNA-based diagnostics company.

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

        We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors. Based on the number of outstanding options granted as of December 31, 2003, we expect to amortize approximately $13,000 of deferred stock-based compensation during 2004. We anticipate that the exercise price of stock options granted after the calendar year of 2000 will be at the reported market price of our common stock, and therefore no deferred stock-based compensation will result from these grants.

Off-Balance Sheet Arrangements

        There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

        The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Years Ended December 31,
	2001	2002	2003
Net revenue	100.0%	100.0%	100.0%
Cost of services	57.1	74.5	72.0
Selling, general and administrative (exclusive of stock-based compensation charges (credits))	31.7	36.6	36.3
Restructuring charge	—	3.6	—
Charge related to regulatory matters	—	1.6	—
Operating income (loss)	10.6	(16.2)	(8.3)
Income (loss) before income taxes (benefits)	12.5	(15.2)	(7.7)
Net income (loss)	7.5	(9.6)	(5.3)

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Net Revenue

        Net revenue decreased approximately $20.5 million, or 14.6%, to $119.7 million for the year ended December 31, 2003 from $140.2 million for the year ended December 31, 2002. Revenues for the total year of 2003 were impacted primarily due to a decline in accession volumes from approximately 2.9 million for the total year 2002 to nearly 2.5 million for the total year 2003, a decrease of more than 13%. This year-over-year decline in accession volume resulted primarily from business loss due to our regulatory matters that were resolved in the third quarter of 2002. In addition, with the February 2003 completion of Quest Diagnostics' acquisition of Unilab Corporation, previously our largest customer, we saw a significant decline in accessions from this customer. For the total year 2003, Unilab contributed less than 3% of total net revenue as compared to approximately 10% in 2002. We also experienced a decline of approximately 1.4% in the aggregate average selling price for the year ended December 31, 2003 as compared to the comparable prior year period. This decline in aggregate average selling price was primarily due to the year-over-year reduction in independent laboratory business. In addition during the total year 2002, approximately $2.3 million of net revenue was not recognized due to the lack of billing rights for Medicare and Medicaid services. Looking ahead to 2004, we expect net revenue for the total year to be in the range of $130 million to $136 million.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, decreased by $18.3 million, or 17.5%, to $86.1 million for the year ended December 31, 2003 from $104.4 million for the comparable prior year period. This decrease is a result of lower accession volumes, which declined approximately 13% year-over-year, and resultant reductions in costs for reagents and royalties, laboratory labor, and distribution. In addition, we were able to decrease our outsourced testing costs by approximately $3.7 million for the total year 2003 as compared to the comparable prior year period. This decrease was a result of the reinstatement of tests performed by the company after hiring, training, and certifying additional California licensed personnel in the second half of 2002. Cost of services is expected to increase in 2004 as a function of volume growth. As a percentage of revenue, costs of services decreased to 72.0% for the year ended December 31, 2003 from 74.5% for the comparable prior year period, and we expect that costs of services as a percent of revenue will continue to decline in 2004.

Selling, General and Administrative Expenses (Exclusive of Stock-Based Compensation Charges)

        Selling, general and administrative expenses (S,G&A) decreased $7.8 million or 15.2% to $43.5 million for the year ended December 31, 2003 from $51.2 million for the comparable prior year period. This decrease is a result of continued expense management and includes the benefit of an approximately $0.6 million reduction in depreciation as we reached full depreciation on certain assets. In addition, approximately $2.5 million of the decline resulted from improvement in bad debt performance and certain sales costs that declined commensurate with revenues. Our bad debt performance, as measured as a percentage of net revenue, was 3.2% for the total year 2003 as compared to 4.2% for the total year 2002. This decrease in current year expenses is partially offset by nearly $2.0 million of one-time charges for legal settlement costs, primarily for the Bayer and Chiron agreements announced on August 15, 2003, and charges for the Valencia facility, while the year ended December 30, 2002, S,G&A included approximately $0.5 million of various one-time costs. As a percentage of revenue, selling, general and administrative expenses decreased to 36.3% of revenue for the year 2003 as compared to 36.6% for the comparable prior year period. While we expect the percentage of S,G&A costs to revenue to decline further in 2004, we expect S,G&A costs to increase modestly in 2004. These increases are due, in part, to increases in depreciation for new information technology applications and equipment and leasehold improvements for the new Valencia facility. In addition, S,G&A expenditures are expected in increase for information technology, sales and marketing to support new business growth, and insurance costs, such as Workers' Compensation, Professional Liability, and Directors and Officers Liability insurance.

Stock-Based Compensation Charges

        Stock-based compensation charges increased from a net credit of approximately $28,000 for the year ended December 31, 2002 to a net charge of approximately $65,000 for the year ended December 31, 2003. The credit for the year 2002 was primarily due to forfeited stock options resulting from the reductions in workforce in June and September of 2002 that had the effect of reducing amortization expense.

Restructuring Charge

        We recorded no restructuring charge for the year ended December 31, 2003, however $5.1 million of restructuring charges were incurred in 2002.

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

        In November 2002, we had a reduction in workforce focused primarily on the laboratory and recorded a restructuring charge of approximately $984,000. This charge was comprised of approximately $508,000 of severance payments for employees whose positions were eliminated and $476,000 for the write-off of certain capitalized costs associated with the delayed move to our new Valencia facility, and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

        Approximately $3.9 million of severance and related obligations have been paid as of December 31, 2003. The remaining severance of $412,000 will be paid in 2004.

Charge Related to Regulatory Matters

        As a result of the actions taken in April 2002 by the federal Centers for Medicare and Medicaid Services (CMS), we recorded a charge of approximately $2.3 million for the year ended December 31, 2002. Of this charge, approximately $1.5 million was reserved for Medicare and Medicaid services earned and billed but not collected for the period of February 22, 2002, beginning of the sanction period, to March 31, 2002 and $800,000 was reserved for regulatory fines, inspection costs, and related legal expenses. We recorded no additional charges related to regulatory matters for the year ended December 31, 2003.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $1.5 million to $721,000 from the year ending December 31, 2002 to the year ending December 31, 2003. This reduction directly reflects the cash utilized for capital expenditures for the new Valencia facility construction and an information technology infrastructure upgrade for our existing facilities coupled with the significant interest rate declines experienced in 2002 and 2003 resulting in lower interest yields on our investments.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) was approximately a $2.9 million benefit for the total year 2003 as compared to a $7.9 million benefit for the comparable prior year period. This reduction is primarily due to the reduction in pretax losses. Our effective tax rate was approximately 31.2% for the total year 2003 as compared to a 37.2% for the total year 2002. As our loss narrows and we return to profitability, the effective tax rate could fluctuate significantly depending on the exact nature of the operating results. In addition, due to the size of our deferred tax assets recorded through December 31, 2003, we do not expect to record any additional benefits for income taxes, should they be available. Please see Risk Factor—"Our effective tax rate may fluctuate and we may not be able to fully realize a portion of our deferred tax assets".

Net Loss

        We recorded a net loss of $6.4 million for the year ended December 31, 2003 as compared to a net loss of $13.4 million for the comparable prior year period. This resulted in an improvement of approximately $7.0 million or 52.5%. While net revenue declined $20.5 million for the total year 2003 as compared to the total year 2002, our total costs and expenses declined by $33.3 million. A portion of the overall cost reduction was due to significant one-time components included in the year ended December 31, 2002, primarily $5.1 million of restructuring charges and $2.3 million of charges related to our regulatory matters. Our income tax benefits declined by $5.0 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002, a result of a lower pretax loss being recorded and a reduced effective tax rate for the current year. As a percentage of net revenue, a net loss of 5.3% was recorded for the year ended December 31, 2003 as compared to a net loss of 9.6% for the comparable prior year period.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net Revenue

        Net revenue decreased approximately $35.0 million, or 20.0%, to $140.2 million for the year ended December 31, 2002 from $175.2 million for the year ended December 31, 2001. Revenues for the current year were impacted primarily from the loss of customers and reduction of customer volumes as a result of the uncertainty related to our regulatory matters that were resolved in the third quarter of 2002. The reduction in revenues occurred across our entire customer mix, but was most significant in business from other independent laboratories (excluding Unilab, our largest customer) and physician direct business, which declined by approximately 30%, while testing referred from our hospital clients, declined approximately 13%. In addition, as a part of the sanctions imposed by the Centers for Medicare & Medicaid Services (CMS), we were suspended from receiving reimbursement for Medicare and Medicaid services for the period of February 22, 2002 through June 19, 2002, and $2.3 million of net revenue for these services was not recognized in the year.

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

        The most significant temporary cost increase was for outsourced testing. In April 2002, we suspended more than one thousand tests to ensure full and immediate compliance with personnel licensing requirements for our laboratory. The orders we continued to receive for the suspended tests were forwarded to other laboratories for processing. This operational change resulted in an increase of costs for outsourced testing, adding more than $6.0 million to cost of services in 2002 as compared to the prior year period. With the successful hiring, training, and certification of additional California licensed personnel during third quarter 2002, we reinstated nearly 900 tests as of October 31, 2002. This reinstatement of tests resulted in a significant decline in outsourcing costs for the fourth quarter 2002. In addition, we incurred cost increases in 2002 associated with the hiring, training, and certification of licensed laboratory personnel, adding approximately $1.0 million to total cost of services. Also, approximately $350,000 of one-time costs was incurred in cost of services associated with the subleasing of our Memphis facility for the period July 1, 2002 through September 14, 2007.

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

Charge Related to Regulatory Matters

        In April 2002, we received a letter from CMS imposing certain sanctions as a result of laboratory inspections conducted by CDHS in June and October 2001. The sanctions included cancellation of Medicare and Medicaid payments for services performed by the Company on and after February 22, 2002 and a civil money penalty of $3,000 per day for each day during the sanction period beginning on February 22, 2002. On July 17, 2002 we were informed by CMS that it had deemed Specialty to be in compliance with all condition level requirements of CLIA as of June 19, 2002 and that Specialty's ability to bill Medicare and Medicaid for its testing services had been reinstated as of June 19, 2002. In addition, the July 17 letter from CMS notified us of a civil money penalty of $3,000 per day for each day during the sanction period from February 22, 2002 through June 19, 2002. In order to facilitate an immediate resolution with CMS, we elected to withdraw our appeal of the sanctions we filed with CMS on April 17, 2002, and we did not seek reimbursement for services performed for beneficiaries of

Medicare and Medicaid during the sanction period of February 22, 2002 through June 19, 2002. We did not challenge CMS' imposition of a monetary fine of $351,000, representing $3,000 per day during the sanction period. We recorded a charge relating to these actions of approximately $2.3 million for the period ending December 31, 2002. A charge of $1.9 million is comprised of $1.1 million to reserve for Medicare and Medicaid services earned and billed for the period of February 22, 2002 to March 31, 2002 with the remaining balance for regulatory fines, inspection costs, and incremental legal expenses related to the CDHS and CMS regulatory actions. In pursuing patient collections, information was subsequently provided by the patient or our client that the services provided were covered by Medicare or Medicaid during the period of February 22 through June 19, 2002, resulting in us writing off these receivables. These write-offs along with additional reserves, totaled $400,000, and were recorded as a charge during fourth quarter of 2002.

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

Liquidity and Capital Resources

        Our cash and cash equivalents combined with short-term and long-term investments totaled $36.7 million as of December 31, 2003 as compared to $40.9 million as of December 31, 2002. This $4.2 million decrease is the result of our investments in capital expenditures of approximately $12.3 million, primarily for the new Valencia facility and information technology investments that are related to our infrastructure upgrade for our existing facilities and the move of our data center to a third-party location. This decrease in cash was partially offset by the receipt of most of our income tax refunds, as reflected in operating activities, and $5.0 million in initial borrowings on our line of credit, as reflected in financing activities, during the total year of 2003.

        Operating activities for the year ended December 31, 2003 provided net cash of approximately $2.3 million. The effect of taxes were the primary contributor, generating cash of approximately $6.2 million, as $8.4 million was provided by income tax refunds partially offset by approximately $2.2 million of deferred income taxes. The net decrease in the combined accounts payable and accrued liabilities used cash of approximately $2.3 million, primarily for severance payments. The net loss of $6.4 million was offset by depreciation and amortization of $6.3 million. For the year ended December 31, 2002, $1.4 million was used in operating activities. This net use of cash resulted primarily from the net loss from operations of $13.4 million offset by $7.0 million of depreciation and amortization, $2.6 million of tax benefits generated from the exercise of employee stock options and $11.2 million of cash provided by accounts receivable collections. In addition, cash was used as a result of an increase in our tax benefits, as reflected in income taxes refundable of $8.5 million.

        Investing activities for the year ended December 31, 2003 used net cash of $3.2 million as we invested $12.3 million to complete the Core and Shell phase of our Valencia facility, complete an information technology infrastructure upgrade for our existing facilities, and improve certain core client electronic ordering and resulting applications. This investment was partially offset by $9.1 million of cash generated through the sale of investments. For the year ended December 31, 2002, investing activities provided net cash of $6.8 million as we repositioned $41.6 million of short-term and long-term investments to cash and cash equivalents, partially offset by $34.7 million increase in capital expenditures.

        Net cash provided by financing activities was $6.1 million for the year ended December 31, 2003 as compared to $1.8 million for the prior year period. For the year 2003, net cash provided by financing activities resulted from borrowings from a new line of credit with CIT Business Credit and the sale of stock to employees through the Employee Stock Purchase Plan and the exercise of stock options. For the year 2002, the $1.8 million of net cash provided by financing activities was provided through the sale of stock to employees.

        On September 24, 2003, we entered into a $25 million asset-based credit agreement with CIT Business Credit, a unit of CIT Group Inc. The credit facility is secured primarily by accounts receivable, with the availability of funds being commensurate with this asset. The credit agreement provides us with an initial $15 million line of credit. The principal amount of borrowings is due three years from the closing date, the date the line of credit matures. Interest is computed and payable monthly. Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum. As of December 31, 2003, we had approximately $5.0 million in outstanding borrowings against the line of credit.

        With the resolution of sanctions imposed by CMS and CDHS, our focus has been on rebuilding client confidence and stabilizing our business. To minimize any disruptions in service to our customers based on planning and executing a move to a new facility during the rebuilding period, in October 2002, we announced that we would postpone the move to our new facility in Valencia until the second half of 2004. Accordingly, the construction of the new facility was suspended at completion of the Core and Shell of the facility, which was substantially completed in January 2003. During the construction postponement period, we saw an increase in operating costs to provide security, insurance, maintenance, and funds taxes, in the range of $80,000 to $130,000 per quarter.

        On February 11, 2004, we entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust. Under the terms of the agreement, Lexington will purchase the existing facility for $47.0 million and we will complete the construction project and enter a twenty-year lease for use and occupancy of the facility. At the closing of the sale, which is expected to be the first quarter of 2004, we will receive more than $24 million, net of transaction expenses. Receipt of the approximately $21.0 million balance of proceeds is expected by the fourth quarter of 2004, contingent upon the completion of the construction project and the commencement of lease payments to Lexington. Lease payments are expected to begin in the third quarter of 2004. We expect to incur capital expenditures of approximately $12 million in 2004 to complete the construction project. With construction planned for completion in the third quarter of 2004, the move from the facilities in Santa Monica to Valencia will be conducted in stages beginning in the third quarter of 2004 and completing by the second quarter of 2005. We do expect to incur incremental costs of approximately $2.5 million to $3.0 million for overlapping rents and relocation expenses during the phased relocation process.

        We expect existing cash and cash equivalents, short-term investments, line of credit, and the sale and lease-back arrangement will be sufficient to fund our operations, meet our capital requirements to complete the Valencia construction project, support our growth, and allow strategic technology licensing and acquisitions for the next year. Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights preferences or privileges senior to those of the holders of our common stock.

Contractual Obligations

        In the table below, we set forth our contractual obligations as of December 31, 2003. Some of the figures we include in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by Period
	Total	2004	2005-2006	2007-2008	2009 and Beyond
	(amounts in thousands)
Long-term debt (1)	$5,019	$—	$5,019	$—	$—
Operating lease obligations (2)	3,169	1,764	1,124	281	—
Purchase commitments (3)	15,265	5,707	6,018	2,504	1,036

	$23,453	$7,471	$12,161	$2,785	$1,036

(1)
See Note 9 to the Consolidated Financial Statements for a description of our long-term debt.

(2)
See Note 14 to the Consolidated Financial Statements for a description of our minimum lease commitments under noncancelable operating leases.

(3)
The purchase commitments generally relate to the purchase of reagents and supplies to perform our assays and certain information technology contracts. These obligations are not recorded in our consolidated financial statements until payment occurs. We expect to fund these commitments with existing cash and cash equivalents, short-term investments, and line of credit borrowings. The amount of obligations shown in the above table are subject to change based on, among other things, the demand for our assays, our laboratory operations not operating in the normal course of business, and the ability of our suppliers to deliver the products as promised.

Inflation

        Inflation was not a material factor in either revenue or operating expenses during the past three fiscal years ended December 31, 2001, 2002, and 2003.

Subsequent Events

        On February 11, 2004, we entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust. For additional information, see the "Liquidity and Capital Resources" section above.

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

        At December 31, 2003, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At December 31, 2003, we had cash and cash equivalents of $27.6 million, which had a weighted average yield of 1.2% per annum. At December 31, 2003, our short-term investment balance of $9.1 million consisted of corporate bonds and government securities with maturity dates less than one year, a weighted average yield per annum of 3.3% and an average of 211 days until maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Specialty Laboratories, Inc. financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        (a)   Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and Rule 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        (b)   Changes in Internal Controls.    There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2003 identified in connection with the evaluation referenced in paragraph (a) above that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included in the Proposal One: Elections of Directors, Management, and Section 16(a) Beneficial Ownership Reporting Compliance sections of our Proxy Statement to be filed in connection with our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading "Principal Accountant Fees and Services" appearing in our Proxy Statement, is incorporated herein by reference.

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

          3.    Exhibits.    The Exhibits filed as part of this Annual Report are listed in Item 15(c) of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K:

    A Current Report, on Form 8-K under Item 12 was filed on October 23, 2003 with the Commission by the Registrant in connection with a press release dated October 23, 2003 announcing financial results for the third quarter ended September 30, 2003.

  (c)
  Exhibits.

    The following exhibits are filed as part of, or are incorporated by reference in, this Report.

Number	Description
3.1	Articles of Incorporation. (1)
3.2	Form of By-laws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1†	2000 Stock Incentive Plan. (1)
10.2†	2000 Employee Stock Purchase Plan. (1)
10.3
Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (Lessor) and Registrant (Lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California. (7)
10.4
Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (Sublandlord) and Registrant (Subtenant) for the property located at 1620 20th Street, Santa Monica, California. (1) (Superceded by Exhibit 10.38)
10.5	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California. (7)
10.6
Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California. (7)
10.7+	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant. (1)
10.8+	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant. (6)
10.9+	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended. (3)
10.10+	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant. (1)
10.11+	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant. (1)
10.12+	Shared Services Health Care letter of confirmation dated June 5, 2000. (1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property. (1)

10.14†	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant. (8)
10.15†	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002. (5)
10.16†	Paul F. Beyer severance agreement dated June 6, 2002. (5)
10.17+	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant. (1)
10.18+	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant. (1)
10.19+	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant. (1)
10.20+	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant. (1)
10.21†	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002. (5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc. (2)
10.23+	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended. (4)
10.24†	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant. (8)
10.25†	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant. (9)
10.26†	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant. (9)
10.27†	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant. (9)
10.28†	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant. (9)
10.29†	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant. (9)
10.30†	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant. (9)
10.31†	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant. (9)
10.32†	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant. (9)
10.33†	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant. (9)
10.34++	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant. (9)
10.35++	Agreement dated August 15, 2003 between Chiron Corporation and Registrant. (9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant. (9)

10.37*†	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant.
10.38*	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26 Street, Santa Monica, California.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
99.1	California Department of Health Services Letter dated June 28, 2002. (6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002. (6)
99.3	California Department of Health Services Letter dated July 18, 2002. (6)

*
Filed herewith.

†
Indicates a management contract or compensatory agreement.

+
Confidential treatment requested and received as to certain portions of this agreement.

++
Confidential treatment requested as to certain portions of this agreement.

(1)
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 333-45588) and is incorporated by reference herein.

(2)
This exhibit was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000 with the Securities & Exchange Commission on March 30, 2001 and is incorporated by reference herein.

(3)
This exhibit was originally filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 and an amendment was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 on August 10, 2001 and is incorporated by reference herein.

(4)
This exhibit was previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 with the Securities & Exchange Commission on August 10, 2001 and is incorporated by reference herein.

(5)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 with the Securities and Exchange Commission on August 13, 2002 and is incorporated herein for reference.

(6)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 with the Securities and Exchange Commission on October 30, 2002 and is incorporated herein for reference.

(7)
This exhibit was originally filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 and an amendment was filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2002 on March 21, 2003 and is incorporated by reference herein.

(8)
This exhibit was originally filed as an exhibit to the Company's Annual Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on March 21, 2003 and is incorporated herein for reference.

(9)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on November 14, 2003 and is incorporated herein for reference.

(d)
Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts
Specialty Laboratories, Inc.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	(1) Deductions	Balance at End of Year
	(amounts in thousands)
Year ended December 31, 2003
Allowance for bad debts	$2,922	$3,836	$4,038	$2,720
Year ended December 31, 2002
Allowance for bad debts	$2,828	$5,887	$5,793	$2,922
Year ended December 31, 2001
Allowance for bad debts	$4,031	$6,833	$8,036	$2,828

(1)
Uncollectible accounts written off, net of recoveries.

Report of Independent Auditors

Board of Directors
Specialty Laboratories, Inc.

        We have audited the accompanying consolidated balance sheets of Specialty Laboratories, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Laboratories, Inc. as of December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California February 6, 2004, except Note 15, as to which the date is February 11, 2004

Specialty Laboratories, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$22,405	$27,563
Short-term investments	9,247	9,104
Accounts receivable, less allowances for doubtful accounts of $2,922 in 2002 and $2,720 in 2003	22,597	22,239
Refundable income taxes	8,491	126
Deferred income taxes	1,870	1,155
Inventory	1,893	2,729
Prepaid expenses and other assets	2,410	2,680

Total current assets	68,913	65,596
Property and equipment, net	55,152	61,535
Long-term investments	9,222	—
Deferred income taxes	168	5,029
Goodwill, net	5,655	5,655
Other assets	4,197	4,738

	$143,307	$142,553

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$8,052	$8,834
Accrued liabilities	9,313	6,261

Total current liabilities	17,365	15,095
Long-term debt	—	5,019
Other long-term liabilities	2,208	1,939
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, no par value:
Authorized shares—100,000,000
Issued and outstanding shares—22,023,392 in 2002 and 22,570,256 in 2003	99,790	103,005
Retained earnings	23,797	17,436
Deferred stock-based compensation	(94)	(13)
Accumulated other comprehensive income	241	72

Total shareholders' equity	123,734	120,500

	$143,307	$142,553

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands except per share data)

	Year Ended December 31
	2001	2002	2003
Net revenue	$175,169	$140,150	$119,653
Costs and expenses:
Costs of services	99,955	104,379	86,095
Selling, general and administrative (exclusive of stock-based compensation charges)	55,613	51,248	43,464
Stock-based compensation charges (credits)	1,103	(28)	65
Restructuring charge	—	5,050	—
Charge related to regulatory matters	—	2,253	—

Total costs and expenses	156,671	162,902	129,624

Operating income (loss)	18,498	(22,752)	(9,971)
Interest income	(3,585)	(1,664)	(735)
Interest expense	134	209	14

Income (loss) before income taxes (benefits)	21,949	(21,297)	(9,250)
Provision for income taxes (benefits)	8,870	(7,912)	(2,889)

Net income (loss)	$13,079	$(13,385)	$(6,361)

Income (loss) per share—basic	$.62	$(.61)	$(.29)

Income (loss) per share—diluted	$.59	$(.61)	$(.29)

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands)

	Common Stock
			Retained Earnings	Deferred Stock Compensation	Accumulated Comprehensive Income
	Shares	Amount				Total
Balance, January 1, 2001	20,937,507	$89,824	$24,103	$(2,130)	$—	$111,797
Forfeited options, net of stock option grants	—	(301)	—	301	—	—
Amortization of deferred compensation	—	—	—	1,103	—	1,103
Tax benefit from exercise of employee stock options	—	3,930	—	—	—	3,930
Proceeds from sale of stock to employees	536,379	2,603	—	—	—	2,603
Comprehensive income:
Unrealized gain on investments, net of taxes of $100	—	—	—	—	144	144
Net income	—	—	13,079	—	—	13,079

Total comprehensive income						13,223

Balance, December 31, 2001	21,473,886	96,056	37,182	(726)	144	132,656
Forfeited options, net of stock option grants	—	(660)	—	660	—	—
Amortization of deferred compensation	—	—	—	(28)	—	(28)
Tax benefit from exercise of employee stock options	—	2,590	—	—	—	2,590
Proceeds from sale of stock to employees	549,506	1,804	—	—	—	1,804
Comprehensive income (loss):
Unrealized gain on investments, net of taxes of $68	—	—	—	—	97	97
Net loss	—	—	(13,385)	—	—	(13,385)

Total comprehensive loss						(13,288)

Balance, December 31, 2002	22,023,392	99,790	23,797	(94)	241	123,734
Forfeited options, net of stock option grants	—	(16)	—	16	—	—
Amortization of deferred compensation	—	—	—	65	—	65
Tax benefit from exercise of employee stock options	—	1,843	—	—	—	1,843
Proceeds from sale of stock to employees	546,864	1,388	—	—	—	1,388
Comprehensive loss:
Unrealized loss on investments, net of taxes of $120	—	—	—	—	(169)	(169)
Net loss	—	—	(6,361)	—	—	(6,361)

Total comprehensive loss						(6,530)

Balance, December 31, 2003	22,570,256	$103,005	$17,436	$(13)	$72	$120,500

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31
	2001	2002	2003
Operating activities
Net income (loss)	$13,079	$(13,385)	$(6,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,587	6,674	5,942
Amortization	400	289	312
Current tax benefits from exercise of employee stock options	3,930	2,590	—
Deferred income taxes	4,380	516	(2,183)
Stock-based compensation charges	1,103	(28)	65
Loss on disposals of property and equipment	10	—	—
Changes in assets and liabilities net of effects from purchase of BBICL in 2001:
Accounts receivable, net	338	11,186	358
Inventory, prepaid expenses and other assets	(796)	981	(1,687)
Accounts payable	(3,105)	(1,413)	782
Accrued liabilities	(2,182)	1,107	(3,052)
Income taxes refundable/payable	(3,521)	(9,608)	8,365
Other long-term liabilities	(716)	(336)	(269)

Net cash provided by (used in) operating activities	19,507	(1,427)	2,272
Investing activities
Cash paid for acquisition of BBICL in 2001	(9,142)	—	—
Purchases of property and equipment	(13,754)	(34,731)	(12,325)
Proceeds from sales of property and equipment	1	—	—
(Purchase) sale of investments	(59,636)	41,576	9,076

Net cash (used in) provided by investing activities	(82,531)	6,845	(3,249)
Financing activities
Borrowings under bank loans	—	4,644	5,019
Repayment of bank loans	—	(4,644)	—
Increase in deferred financing cost	—	—	(272)
Proceeds from sale of stock to employees	2,603	1,804	1,388

Net cash provided by financing activities	2,603	1,804	6,135

Net increase (decrease) in cash and cash equivalents	(60,421)	7,222	5,158
Cash and cash equivalents at beginning of year	75,604	15,183	22,405

Cash and cash equivalents at end of year	$15,183	$22,405	$27,563

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$178	$106	$129

Income taxes (refunds)	$4,126	$557	$(8,801)

Details of business acquired in purchase transaction:
Fair value of assets acquired	$9,790	$—	$—
Less liabilities assumed	648	—	—

Net cash paid for acquisition	$9,142	$—	$—

Details of accumulated other comprehensive income:
Change in investments	$244	$165	$(289)
Less change in deferred income taxes	100	68	120

Change in shareholders' equity	$144	$97	$(169)

Deferred tax benefits resulting from exercise of stock options	$—	$—	$1,843

See accompanying notes.

Specialty Laboratories, Inc.
Notes to Consolidated Financial Statements

December 31, 2003

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

Goodwill and Intangible Assets

        The Company allocates the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets include customer lists and license agreement fees, which are amortized evenly over periods of 10 and 4.5 years, respectively. Effective January 1, 2002, the Company ceased amortization of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Prior to 2002, the Company amortized goodwill over 20 years. Under the guidance of SFAS No. 142, we concluded that there was no impairment of goodwill for the year ended December 31, 2003 since our fair value exceeded the book equity value.

        The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provision occurred as of the beginning of the year ended December 31, 2001:

	Year ended December 31
	2001	2002	2003
	(amounts in thousands except per share data)
Net income (loss)
As reported	$13,079	$(13,385)	$(6,361)
Pro forma	$12,993	—	—
Basic earnings (loss) per common share
As reported	$0.62	$(0.61)	$(0.29)
Pro forma	$0.61	—	—
Diluted earnings (loss) per common share
As reported	$0.59	$(0.61)	$(0.29)
Pro forma	$0.58	—	—

Goodwill

        Goodwill related to the acquisition of BBICL is as follows:

	December 31
	2002	2003
	(amounts in thousands)
Goodwill	$5,882	$5,882
Less accumulated amortization (prior to adopting SFAS No. 142)	(227)	(227)

Total goodwill, net	$5,655	$5,655

Intangible Assets (included in other assets)

        Intangible assets are as follows:

	December 31
	2002	2003
	(amounts in thousands)
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(461)	(750)

Total intangible assets, net	$1,896	$1,607

        Under SFAS No. 142, intangible assets continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $289,000 per year for the next two years, $225,000 for the third year, $193,000 for the next four years, and $32,000 for the final year.

Long-lived Asset Impairment

        The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. The Company considers assets to be impaired and writes them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. The Company has determined that no long-lived assets are impaired at December 31, 2003.

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

        Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid. Billings for services under third-party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. Adjustments to the estimated payment amounts based on final settlement with the third-party payor programs are recorded upon settlement. In 2001, 2002, and 2003, Medicare or Medicaid programs comprised 4.6%, 4.8%, and 6.5%, respectively, of net revenue.

Research and Development Expenditures

        Research and development expenditures are expensed as incurred. The amounts charged to research and development expense were $2,266,000, $2,215,000, and $1,648,000 in 2001, 2002, and 2003, respectively.

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

        Unilab Corporation accounted for approximately 10% of our net revenue in 2002. In 2001 and 2003, no customer accounted for over 10% of net revenue.

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

Stock-Based Compensation

        At December 31, 2003, the Company had one stock-based compensation plan, which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure provisions required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        Pro forma net income, as required to be disclosed by SFAS No. 148, determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement, is as follows:

	Year ended December 31
	2001	2002	2003
	(amounts in thousands except per share data)
Net income (loss), as reported	$13,079	$(13,385)	$(6,361)
Stock-based employee compensation charges (credits), net of related tax effects:
Determined under the intrinsic-value based method	657	(18)	49
Determined under the fair-value based method	(1,234)	(2,428)	(3,478)

Net income (loss), as adjusted	$12,502	$(15,831)	$(9,888)

Basic earnings (loss) per common share:
As reported	$0.62	$(0.61)	$(0.29)
Pro forma	0.59	$(0.73)	$(0.44)
Diluted earning (loss) per common share:
As reported	$0.59	$(0.61)	$(0.29)
Pro forma	0.56	$(0.73)	$(0.44)

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

        The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2001	2002	2003
Risk-free interest rates	5%	4%	3%
Expected dividend yields	0%	0%	0%
Weighted-average expected life of option	5 years	5 years	5 years
Expected stock price volatility based upon peer companies	.66	.71	.65

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

Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash, cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and borrowings under its bank credit facility. The fair value of substantially all financial instruments of the Company approximates their carrying values in the aggregate due to the short-term nature of these instruments. The interest rates on borrowings under the Company's bank credit facilities are adjusted periodically to market rates, as discussed in Note 9.

Earnings Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive shares for the portion of the year they were outstanding. Potentially dilutive common shares result solely from outstanding stock options. Since the Company reported a net loss in 2002 and 2003, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

        Basic and diluted earnings (loss) per share information was calculated based on the following weighted average shares:

	Year ended December 31
	2001	2002	2003
Basic—weighted average shares	21,186,541	21,813,861	22,250,471
Dilutive effect of outstanding stock options	1,057,232	—	—

Diluted—weighted average shares	22,243,773	21,813,861	22,250,471

2. Acquisition

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

3. Charge Related to Regulatory Matters

        By letter dated April 12, 2002, the federal Centers for Medicare & Medicaid Services (CMS) notified the Company that it concluded the Company's February 2002 response to deficiencies detected in the June and October 2001 inspections conducted by the California Department of Health Services (CDHS) did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of the Company's Clinical Laboratory Improvement Act (CLIA) certificate, canceling the Company's approval to receive Medicare and Medicaid payments for services performed on or after February 22, 2002, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify the Company's customers of the Company's non-compliance and the nature and effective date of any sanctions imposed. The Company filed an appeal to the CMS action on April 17, 2002.

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

        Severance activities for the year ended December 31, 2003 were as follows:

	Expense	Paid Through December 31, 2003	Unpaid Balance at December 31, 2003
	(amounts in thousands)
Severance and related obligations	$4,276	$3,864	$412	*

*
Unpaid balance is expected to be paid in 2004.

5. Investments

        The following tables summarize investments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(amounts in thousands)
As of December 31, 2003
Marketable Securities:
U.S. government and agency	$8,984	$120	$—	$9,104

	$8,984	$120	$—	$9,104

As of December 31, 2002
Marketable Securities:
U.S. government and agency	$12,987	$294	$—	$13,281
Corporate debt and other securities	5,073	115	—	5,188

	$18,060	$409	$—	$18,469

        Gross realized gains and losses were immaterial in 2002 and 2003. All U.S. government and agency investments held at December 31, 2003 are due in one year or less.

6. Property and Equipment

        Property and equipment consists of the following:

	December 31
	2002	2003
	(amounts in thousands)
Information technology equipment and systems	$29,435	$36,061
Professional equipment	13,055	14,248
Office furniture and equipment	4,223	4,223
Land	8,657	8,701
Leasehold improvements	8,843	8,846

	64,213	72,079
Less accumulated depreciation and amortization	(38,438)	(44,380)
Construction in progress	29,377	33,836

	$55,152	$61,535

7. Write-Down of Unused Facility Costs

        In 1997, the Company leased a building in Memphis, Tennessee, for a potential geographical expansion of its operations. Subsequently, in June 1999, the Company's management decided not to move into the Memphis facility and to sublease it to a third party. The accrual of estimated future lease costs was computed by calculating the present value of the remaining lease payments, offset by the present value of the estimated future sublease income assuming a sublease start date of November 2002, using a discount rate of 7%. In June 2002, the Company subleased the facility for the period July 1, 2002 through September 14, 2007, the end of the lease commitment. The liability balance as of December 31, 2003 is $286,000. The Company does not anticipate any future adjustments to the accrual.

8. Accrued and Long-Term Liabilities

        Accrued liabilities consist of the following:

	December 31
	2002	2003
	(amounts in thousands)
Employee compensation related (including severance payments of $412 due to former employees as of December 31, 2003—Note 4)	$5,617	$4,378
Royalties	1,841	956
Medicare/Medicaid cash collected during sanction period	751	—
Current installment of software acquisition costs	300	—
Current portion of accrued rent for unused facility (Note 7)	76	76
Business operations related	728	851

	$9,313	$6,261

        Long-term liabilities consist of the following:

	December 31
	2002	2003
Deferred compensation (Note 11)	$1,249	$1,602
Severance payments due to former employees	433	—
Non-current portion of accrued rent for unused facility (Note 7)	286	210
Annuity payments due to former employee	240	127

	$2,208	$1,939

9. Long-Term Debt

        In March 2002, the Company entered into a 6.5 year lease agreement to finance the construction of our new laboratory and headquarters facility in Valencia, California. BNP Paribas and a syndication of banks arranged our lease, which was initially structured as an off balance sheet financing arrangement, sometimes referred to as a "synthetic lease". Construction of the new facility was to be completed in the second half of 2003, and the move from our existing Santa Monica facilities was scheduled shortly thereafter. In October 2002, the Company announced the postponement of our move to the new Valencia facility, and suspended construction of the facility after the completion of the core and shell of the building, which was substantially completed in January 2003. As a result of our decision to pause construction of the Valencia facility and our desire to have on balance sheet financing, we exercised our purchase option in the fourth quarter of 2002 under the lease finance agreement, paying off the debt in order to obtain title to the ground lease and facility improvements, thus ending the synthetic lease. Construction costs incurred through December 31, 2003 were $33,836,000, which we financed with investments and cash generated from operations.

        In March 2002, the Company also obtained a bank loan agreement that provided for a revolving line of credit up to $40,000,000. The bank group led by BNP Paribas also provided this loan agreement. We had no borrowings under this bank loan agreement and terminated the loan agreement in the fourth quarter of 2002.

        On September 24, 2003, the Company entered into a $25 million asset-based credit agreement with CIT Business Credit, a unit of CIT Group Inc. The credit facility is secured primarily by accounts receivable, with the availability of funds being commensurate with this asset. The credit agreement provides the Company with an initial $15 million line of credit. The principal amount of borrowings is due three years from the closing date, the date the line of credit matures. Interest is computed and payable monthly. Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum. As of December 31, 2003, the Company had borrowed $5,019,000 against the line of credit.

        Interest expense for 2001, 2002 and 2003 was $134,000, $209,000 and $114,000 gross, respectively. During 2003, the Company capitalized approximately $100,000 of interest related to the Valencia construction.

10. Profit Sharing Plan—401(k)

        The Company maintains a defined contribution 401(k) profit sharing plan (the 401(k) Plan) covering all employees after minimum eligibility requirements have been met. In accordance with the 401(k) Plan, eligible employees may contribute up to 15% of their salaries to the 401(k) Plan. The Company will match the employee's contribution at 50 cents per dollar up to 6% of the employee's salary. Matching contributions by the Company to the 401(k) Plan amounted to $686,000, $735,000 and $621,000 in 2001, 2002 and 2003, respectively. Profit sharing contributions to the 401(k) Plan are discretionary. No discretionary contributions were made during 2001, 2002 and 2003.

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

        Deferred compensation, including gains and losses on phantom investments, amounted to $1,249,000 and $1,602,000 at December 31, 2002 and 2003, respectively, and is classified in long-term liabilities. The cash surrender value of the life insurance policies, which amounted to $1,591,000 and $2,131,000 at December 31, 2002 and 2003, respectively, is recorded in other assets.

12. Shareholders' Equity

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

        On September 5, 2000, the Company's Board of Directors adopted and the shareholders approved the 2000 Stock Incentive Plan (2000 Plan). The 2000 Plan became effective on the date the underwriting agreement for the initial public offering was signed. Under the 2000 Plan, 5,953,289 shares of the Company's common stock have been authorized for issuance, including shares currently reserved under the 1999 Plan.

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

        Changes in options outstanding for the periods indicated were as follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2000	2,306,832	$5.60	$1.21 — 16.00
Options exercised	(388,361)	$1.47	$1.21 — $7.00
Options forfeited	(184,084)	$16.56	$1.56 — $29.30
Options granted	458,300	$28.15	$10.00 — $37.95

Outstanding at December 31, 2001	2,192,687	$8.84	$1.21 — $37.95
Options exercised	(400,290)	$1.85	$1.21 — $7.00
Options forfeited	(508,504)	$17.36	$17.36 — $34.25
Options expired	(98,257)	$17.76	$14.00 — $29.30
Options granted	1,643,055	$11.70	$6.40 — $26.32

Outstanding at December 31, 2002	2,828,691	$9.71	$1.21 — $37.95
Options exercised	(452,361)	$1.69	$1.21 — $9.19
Options forfeited	(48,839)	$10.82	$1.56 — $26.32
Options expired	(9,393)	$24.99	$8.91 — $26.40
Options granted	788,250	$8.00	$6.60 — $15.70

Outstanding at December 31, 2003	3,106,348	$10.38	$1.21 — $37.95

Options exercisable at December 31, 2001	1,309,654	$2.44	$1.21 — $16.00
Options exercisable at December 31, 2002	1,230,978	$6.16	$1.21 — $37.95
Options exercisable at December 31, 2003	1,502,004	$10.68	$1.21 — $37.95

        The weighted average remaining contractual life of outstanding options was 8.2 and 7.9 years at December 31, 2002 and 2003, respectively.

Stock-Based Compensation

        In connection with the sales of common stock to certain employees and the granting of stock options to certain employees and the Company's outside directors on February 5, 1999, the amount of related compensation to be recognized was determined by the Company to be the difference between the stock purchase or option exercise price and the fair value of the Company's common stock at that date. For the common stock sales and the stock options that were vested as of their date of grant, the related compensation was expensed in full as of February 5, 1999. For the stock options that were not vested as of their date of grant, the related compensation was recorded as deferred stock compensation which is classified as a reduction of shareholders' equity and is being amortized to expense over the vesting periods of the related stock options.

        Stock-based compensation charges resulted from amortization of deferred stock-based compensation and totaled $1,103,000, $(28,000), and $65,000 for the years ended December 31, 2001, 2002, and 2003, respectively. The Company estimates that amortization of deferred stock-based compensation will approximate $13,000 in 2004.

Stock Purchase Plan

        On September 5, 2000, the Company's Board of Directors adopted and the shareholders approved an Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan became effective on the date the underwriting agreement for the offering was signed. Under the Purchase Plan, 330,000 shares of the Company's common stock were reserved for issue. The share reserve automatically increases on the first trading day of each January by 1% of the total number of shares of the Company's common stock outstanding on the last trading day of each preceding December. The increase in the share reserve is not to exceed 550,000 shares. The shares are available for purchase through overlapping offering periods with a maximum duration of 24 months. The initial offering period began the day the underwriting agreement for the offering was signed and ended in October 2002. Subsequent offering periods begin on the first business day in May and November of each year. Each offering period consists of a series of successive six-month purchasing intervals. Employee share purchases are funded through payroll deductions not to exceed 15% of earnings. The purchase price of shares at each purchase date is the lesser of 85% of the fair market value of the shares on the purchase date or 85% of the fair market value per share on the start date of the offering period. During 2003, 94,503 shares had been purchased under the Purchase Plan.

13. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2002	2003
Current deferred tax assets (liabilities):
Allowances for doubtful accounts and contractual allowances	$870	$760
Vacation accrual	306	234
Other compensation accruals	694	(40)
Insurance accrual	—	104
Other	—	97

	1,870	1,155
Non-current deferred tax assets (liabilities):
Net operating loss	1,327	6,896
Depreciation expense	(845)	(1,471)
State income taxes	(611)	(758)
Other compensation accruals	604	657
Unrealized gain on investments	(168)	(48)
Amortization expense	(139)	(247)

	168	5,029

Net deferred tax assets	$2,038	$6,184

        The Company reported $6,184,000 of net deferred tax assets (current and long-term) in the December 31, 2003 balance sheet, with approximately $6,896,000 of this amount related to federal and state net operating loss carryforwards (NOL's). Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that sufficient evidence exists to support the conclusion that it is more likely than not that the NOL's will be realized. Accordingly, no valuation allowance has been established. Realization of the NOL's generated through December 31, 2003 is dependent on the Company's ability to generate approximately $14.5 million of federal and $22.4 million of state ordinary income in future years. Inability to generate the necessary ordinary income, could have a material adverse effect on the Company's results of operations in future years. The federal NOL's begin expiring in 2024 and the state NOL's begin expiring in 2014.

        The components of the provision for income taxes (benefits) are as follows:

	Year ended December 31
	2001	2002	2003
Current:
Federal	$3,437	$(8,611)	$(706)
State	1,053	183	—

	4,490	(8,428)	(706)
Deferred:
Federal	3,509	1,613	(2,090)
State	871	(1,097)	(93)

	4,380	516	(2,183)

Total provision	$8,870	$(7,912)	$(2,889)

        A reconciliation of the federal statutory rate to the Company's effective tax rate for operations is as follows:

	Year ended December 31
	2001	2002	2003
Tax provision at federal statutory rate	35.0%	35.0%	34.0%
State and local taxes, net of federal benefit	5.7	2.8	.6
Non-deductible expenses	.3	(1.4)	(.7)
Increase in reserve for possible tax exposures	—	—	(2.7)
Other	(.6)	.8	—

Effective tax rate	40.4%	37.2%	31.2%

        During 2003, a federal income tax examination related to the years ended December 31, 2000, 2001 and 2002 commenced. In addition, during 2003, a California income tax examination related to the years ended December 31, 1999 and 2000 commenced. To date, no federal or state income tax examination adjustments have been proposed. It is the Company's policy to establish reserves for taxes that may become payable in the future years as a result of examinations by tax authorities. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. During 2003, we reassessed our reserve for possible tax exposures relating to the years being examined. As a result of this review, we recorded a provision to increase our reserve for possible tax exposures by approximately $250,000 during 2003.

14. Commitments and Contingencies

Commitments

        The Company leases certain facilities and equipment under operating leases. Certain leases contain renewal and purchase options. Rental expense was approximately $3,579,000, $3,591,000 and $3,277,000 for 2001, 2002 and 2003, respectively.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows:

	Leases	Sub-lease income	Total
	(amounts in thousands)
Year ending:
2004	$1,764	$(165)	$1,599
2005	681	(165)	516
2006	443	(165)	278
2007	281	(117)	164

Total minimum lease payments	$3,169	$(612)	$2,557

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

        In September and December 2003, the Company entered into employment agreements with ten executive officers. The agreements with two of the executives, which provide in the aggregate for annual base salaries of approximately $525,000 provide that if these two employees are terminated for other than cause or they resign for good reason, the Company will pay their salaries for twelve months subsequent to their termination and will make a lump sum payment for an amount equivalent to the payments for twelve months of health benefits under COBRA. For the remaining eight executive officers, if any of these employees are terminated for other than cause or they resign for good reason, the Company will pay their salaries for nine months subsequent to their termination and a lump sum payment for an amount equivalent to the payments for nine months of health benefits under COBRA. The aggregate for the nine months of base salaries is approximately $1,134,000. If any of these executives are terminated for cause or voluntarily resign, no further payments are due to them other than accrued but unpaid salary and vacation time as of the date of termination.

        In January 2003, the Company established a $680,000 irrevocable Letter of Credit for Federal Insurance Company, our workers' compensation insurance provider for 2003. The Letter of Credit was increased to $1,030,000 effective January 2004. The Company elected to utilize a deductible program for 2003 and 2004 for which Federal Insurance Company required a security deposit in the form of a Letter of Credit.

Contingencies

        In May and June, 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California. The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 ("Class Period"). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. Plaintiffs have filed several amended complaints, and we in turn have filed motions to dismiss these complaints. The court ruled on these motions, dismissing some claims and not dismissing others, and allowed plaintiffs to proceed with their claims against the Company and several current and former officers and directors for alleged violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934. We have provided notice to our directors and officer's insurers, and believe that we have insurance applicable to the defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend the lawsuits vigorously.

        Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, ("SLA"), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation ("SLIL"). SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon us and certain of our directors and officers. Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

        In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company ("Dragon"), one of the shareholders in SLA. Dragon has also brought the lawsuit in the name of SLA as a derivative action. The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets. The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA. We have provided notice to the applicable insurance carriers, and believe that we have insurance applicable to the defense of the lawsuits. We also believe that the claims against us, SLIL, and our former officers are without merit, and intend to defend the lawsuits vigorously.

        In August 2003, we enetered into agreements with, and agreed to make payments to, Chiron Corporation ("Chiron") and the Diagnostic Division of Bayer Healthcare LLC ("Bayer") for alleged past infringement of several Chiron patents by certain Hepatitis C Virus ("HCV") and Human Immunodeficiency Virus ("HIV") testing performed by us. Under the agreement with Chiron, Chiron agreed not to assert its patent rights, or bring any claim against us for any alleged infringement relating to nucleic acid clinical assays for the detection, quantitation, genotyping and/or phenotyping of HCV and HIV performed at any time prior to October 15, 2003. Under the agreement with Bayer, Bayer agreed to indemnify us in the event Chiron were to bring such a suit or claim against us for infringement of Chiron's patent rights with respect to HCV and HIV testing during this period. Bayer also provided us with a royalty-bearing non-exclusive sublicense to perform laboratory-developed HCV and HIV nucleic acid assays. In addition, we modified our supply agreement with Bayer to convert to using Bayer products for HCV and HIV genotyping.

        From time to time we are subject to claims arising in the ordinary course of business. These claims have included assertions that the Company's assays infringe existing patents; however, none of the claimants have filed litigation against the Company. The Company intends to defend vigorously any such litigation that may arise and to assert all available defenses to allegations of patent infringement that would be available to the Company. The ultimate resolution of all such proceedings would not materially affect the Company's financial position, results of operations or cash flows, however, such liability could be material to net income of a future quarter.

15. Subsequent Event

        On February 11, 2004, we entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust. Under the terms of the agreement, Lexington will purchase the existing facility for $47.0 million and we will complete the construction project and enter a twenty-year lease for use and occupancy of the facility. At the closing of the sale, which is expected to be the first quarter of 2004, we will receive more than $24 million, net of transaction expenses. Receipt of the approximately $21.0 million balance of proceeds is expected by the fourth quarter of 2004, contingent upon the completion of the construction project and the commencement of lease payments to Lexington. Lease payments are expected to begin in the third quarter of 2004. We expect to incur capital expenditures of approximately $12 million in 2004 to complete the construction project. With construction planned for completion in the third quarter of 2004, the move from the facilities in Santa Monica to Valencia will be conducted in stages beginning in the third quarter of 2004 and completing by the second quarter of 2005. We do expect to incur incremental costs of approximately $2.5 million to $3.0 million for overlapping rents and relocation expenses during the phased relocation process.

16. Quarterly Financial Data (Unaudited)

	March 31	June 30	September 30	December 31
	(amounts in thousands except per share data)
CY2003
Net revenue	$30,300	$29,036	$29,858	$30,459
Operating income	(2,423)	(2,983)	(3,389)	(1,176)
Net income	(1,482)	(1,850)	(2,271)	(758)
Income per share—basic	(0.07)	(0.08)	(0.10)	(0.04)
Income per share—diluted	(0.07)	(0.08)	(0.10)	(0.04)
CY2002
Net revenue	$43,614	$34,146	$32,505	$29,885
Operating income	1,643	(12,801)	(5,911)	(5,683)
Net income	1,254	(7,400)	(3,323)	(3,916)
Income per share—basic	0.06	(0.34)	(0.15)	(0.18)
Income per share—diluted	0.06	(0.34)	(0.15)	(0.18)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 11th day of March, 2004.

SPECIALTY LABORATORIES, INC.
By:	/s/ DOUGLAS S. HARRINGTON
	Name:	Douglas S. Harrington
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS R. TESTMAN Thomas R. Testman	Chairman of the Board of Directors	March 11, 2004
/s/ DOUGLAS S. HARRINGTON Douglas S. Harrington, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004
/s/ FRANK J. SPINA Frank J. Spina	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004
/s/ DEBORAH A. ESTES Deborah A. Estes	Secretary and Director	March 12, 2004
/s/ RICHARD E. BELLUZZO Richard E. Belluzzo	Director	March 12, 2004
/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	March 12, 2004
/s/ WILLIAM J. NYDAM William J. Nydam	Director	March 11, 2004
/s/ JAMES B. PETER James B. Peter, M.D., Ph.D.	Founder and Emeritus Chairman of the Board of Directors	March 14, 2004

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation. (1)
3.2	Form of By-laws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1†	2000 Stock Incentive Plan. (1)
10.2†	2000 Employee Stock Purchase Plan. (1)
10.3
Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (Lessor) and Registrant (Lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California. (7)
10.4
Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (Sublandlord) and Registrant (Subtenant) for the property located at 1620 20th Street, Santa Monica, California. (1) (Superceded by Exhibit 10.38)
10.5	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California. (7)
10.6
Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California. (7)
10.7+	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant. (1)
10.8+	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant. (6)
10.9+	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended. (3)
10.10+	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant. (1)
10.11+	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant. (1)
10.12+	Shared Services Health Care letter of confirmation dated June 5, 2000. (1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property. (1)
10.14†	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant. (8)
10.15†	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002. (5)
10.16†	Paul F. Beyer severance agreement dated June 6, 2002. (5)
10.17+	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant. (1)
10.18+	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant. (1)
10.19+	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant. (1)

10.20+	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant. (1)
10.21†	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002. (5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc. (2)
10.23+	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended. (4)
10.24†	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant. (8)
10.25†	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant. (9)
10.26†	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant. (9)
10.27†	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant. (9)
10.28†	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant. (9)
10.29†	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant. (9)
10.30†	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant. (9)
10.31†	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant. (9)
10.32†	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant. (9)
10.33†	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant. (9)
10.34++	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant. (9)
10.35++	Agreement dated August 15, 2003 between Chiron Corporation and Registrant. (9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant. (9)
10.37*†	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant.
10.38*	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26 Street, Santa Monica, California.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
99.1	California Department of Health Services Letter dated June 28, 2002. (6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002. (6)
99.3	California Department of Health Services Letter dated July 18, 2002. (6)

*
Filed herewith.

†
Indicates a management contract or compensatory agreement.

+
Confidential treatment requested and received as to certain portions of this agreement.

++
Confidential treatment requested as to certain portions of this agreement.

(1)
This exhibit was previously filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 333-45588) and is incorporated by reference herein.

(2)
This exhibit was previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000 with the Securities & Exchange Commission on March 30, 2001 and is incorporated by reference herein.

(3)
This exhibit was originally filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 and an amendment was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 on August 10, 2001 and is incorporated by reference herein.

(4)
This exhibit was previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 with the Securities & Exchange Commission on August 10, 2001 and is incorporated by reference herein.

(5)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2002 with the Securities and Exchange Commission on August 13, 2002 and is incorporated herein for reference.

(6)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 with the Securities and Exchange Commission on October 30, 2002 and is incorporated herein for reference.

(7)
This exhibit was originally filed as an exhibit to the Company's Registration Statement on Form S-1 declared effective on December 7, 2000 and an amendment was filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2002 on March 21, 2003 and is incorporated by reference herein.

(8)
This exhibit was originally filed as an exhibit to the Company's Annual Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on March 21, 2003 and is incorporated herein for reference.

(9)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on November 14, 2003 and is incorporated herein for reference.

QuickLinks

SPECIALTY LABORATORIES, INC. FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
ABOUT THIS ANNUAL REPORT
PART I.
  ITEM 1. BUSINESS
RISK FACTORS
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
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K