Form 10-Q
period 2004-03-31
SPECIALTY LABORATORIES INC
filed 2004-05-12
CIK 1123333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of April 30, 2004, there were approximately 22,737,125 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.

FORM 10-Q QUARTERLY REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes information incorporated herein by reference and contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on the current expectations, assumptions, estimates and projections about Specialty Laboratories, Inc. and the esoteric clinical laboratory industry.  Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, including those described in this Quarterly Report.  All forward-looking statements attributable to Specialty Laboratories, Inc. are expressly qualified in their entirety by the cautionary statements of this Quarterly Report and by the discussion of “Risk Factors” included in this Quarterly Report, and in other filings with the Securities and Exchange Commission (“SEC”) made from time to time by Specialty Laboratories, Inc., including our periodic reports on Form 10-K and Form 10-Q and our current reports on Form 8-K.  If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment.

2

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31, 2003	March 31, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,563	$40,572
Short-term investments	9,104	9,067
Accounts receivable, less allowance for doubtful accounts of $2,720 as of December 31, 2003 and $2,566 as of March 31, 2004	22,239	23,846
Receivable from sale of property	—	16,241
Refundable income taxes	126	128
Deferred income taxes	1,155	1,155
Inventory	2,729	3,009
Prepaid expenses and other assets	2,680	2,102
Total current assets	65,596	96,120

Property and equipment, net	61,535	21,183
Long-term investments	—	3,000
Deferred income taxes	5,029	5,029
Goodwill, net	5,655	5,655
Other assets	4,738	6,112
	$142,553	$137,099

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,834	$7,334
Accrued liabilities	6,261	4,559
Total current liabilities	15,095	11,893
Long-term debt	5,019	5,082
Other long-term liabilities	1,939	1,812
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, no par value:
Authorized shares—100,000,000 shares
Issued and outstanding shares—22,570,256 as of December 31, 2003 and 22,732,502 as of March 31, 2004	103,005	103,385
Retained earnings	17,436	14,901
Deferred stock-based compensation	(13)	(5)
Accumulated other comprehensive income	72	31
Total shareholders’ equity	120,500	118,312
	$142,553	$137,099

See accompanying notes.

Specialty Laboratories, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended March 31,
	2003	2004

Net revenue	$30,300	$31,304
Costs and expenses:
Costs of services	21,785	22,582
Selling, general and administrative (exclusive of stock-based compensation charges)	10,914	11,178
Stock-based compensation charges	24	142
Total costs and expenses	32,723	33,902

Operating loss	(2,423)	(2,598)

Interest income	(211)	(63)
Interest expense	34	—

Loss before income tax benefit	(2,246)	(2,535)

Income tax benefit	(764)	—

Net loss	$(1,482)	$(2,535)

Basic loss per common share	$(.07)	$(.11)

Diluted loss per common share	$(.07)	$(.11)

See accompanying notes.

Specialty Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2003	2004
Operating activities
Net loss	$(1,482)	$(2,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,688	1,531
Tax benefits related to employee stock options	217	—
Deferred income taxes	(188)	—
Stock-based compensation charges	24	142
Changes in assets and liabilities:
Accounts receivable, net	585	(1,607)
Inventory, prepaid expenses and other assets	183	480
Accounts payable	1,708	(1,500)
Accrued liabilities	(974)	(1,702)
Income taxes refundable/payable	(791)	(2)
Long-term liabilities	(505)	(127)
Net cash provided by (used in) operating activities	465	(5,320)

Investing activities
Purchases of property and equipment	(7,368)	(5,156)
Proceeds from sale of property and equipment	—	27,830
Purchase of investments, net	(1,972)	(3,004)
Net cash (used in) provided by investing activities	(9,340)	19,670

Financing activities
Borrowings under bank loans	—	63
Increase in deferred financing cost	—	(1,650)
Proceeds from exercise of stock options	90	246
Net cash provided by (used in) financing activities	90	(1,341)

Net (decrease) increase in cash and cash equivalents	(8,785)	13,009
Cash and cash equivalents at beginning of period	22,405	27,563
Cash and cash equivalents at end of period	$13,620	$40,572

Supplemental disclosure of cash flow information:
Receivable from sale of property	—	$16,241

Change in unrealized losses on investments	$(34)	$(41)
Deferred income taxes	(18)	—
Net change in unrealized losses	$(16)	$(41)

Interest paid	$29	$62

See accompanying notes.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

The accompanying financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

NOTE 2.  GOODWILL AND INTANGIBLE ASSETS

The Company allocates the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets include customer lists and license agreement fees, which are amortized evenly over periods of 10 and 4.5 years, respectively.  Effective January 1, 2002, the Company ceased amortization of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

Intangible Assets (included in other assets)

	December 31, 2003	March 31, 2004
	(amounts in thousands)
Intangible assets are as follows:
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(750)	(823)
Total intangible assets, net	$1,607	$1,534

The estimated amortization expense for intangible assets will be $289,000 per year through December 31, 2005, $225,000 for 2006, $193,000 per year for 2007 through 2010, and $32,000 for 2011.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2003	March 31, 2004
	(amounts in thousands)
Information technology equipment and systems	$36,061	$36,346
Professional equipment	14,248	14,957
Office furniture and equipment	4,223	4,223
Land	8,701	—
Leasehold improvements	8,846	8,924

	72,079	64,450
Less accumulated depreciation and amortization	(44,380)	(45,817)
Construction in progress (See Note 9)	33,836	2,550
Total property and equipment, net	$61,535	$21,183

NOTE 4.  LONG-TERM DEBT

On September 24, 2003, the Company entered into a $25 million asset-based credit agreement with CIT Business Credit, a unit of CIT Group Inc.  The credit facility is secured primarily by accounts receivable, with the availability of funds being commensurate with this asset.  The credit agreement provides the Company with an initial $15 million line of credit.  The principal amount of borrowings is due three years from the closing date, the date the line of credit matures.  Interest is computed and payable monthly.  Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum.  As of March 31, 2004, the Company had borrowed approximately $5,082,000 against the line of credit.

NOTE 5.  STOCK-BASED COMPENSATION

The Company accounts for stock options under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  Compensation cost for fixed awards subject to vesting is recognized pro rata over the vesting period.

The Company has adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Pro forma net income, determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement, follows:

	Three Months Ended March 31,
	2003	2004
	(amounts in thousands except per share data)
Net loss, as reported	$(1,482)	$(2,535)

Stock-based employee compensation charges (credits), net of related tax effects in 2003 only:
Determined under the intrinsic-value based method	16	142
Determined under the fair-value based method	(916)	(1,376)
Net loss, as adjusted	$(2,382)	$(3,769)
Basic loss per common share:
As reported	$(.07)	$(.11)
Pro forma	$(.11)	$(.17)
Diluted loss per common share:
As reported	$(.07)	$(.11)
Pro forma	$(.11)	$(.17)

These pro forma amounts may not be representative and vary in future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

The fair value for these options was estimated at the date of grant using the Black-Scholes option  pricing model with the following assumptions:

	Three Months Ended March 31,
	2003	2004

Risk-free interest rates	3%	3%
Expected stock dividend yields	0%	0%
Weighted-average expected life of option	5 years	5 years
Expected stock price volatility based upon peer companies	.71	.65

For sales of the Company’s common stock to employees at a price below market value, the difference between the sales price and the market value was charged to expense as of the date of the sales.

Effective March 19, 2004, our senior vice president and chief financial officer resigned.  We agreed to extend the period in which he can exercise his vested stock options in exchange for the provision of certain nonsubstantive services through the filing of Form 10-Q for the period ended March 31, 2004.  This modification resulted in a charge of approximately $134,000 for the excess of the intrinsic value on the separation date over the original intrinsic value at the stock option grant date.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In January 2003, the Company established a $680,000 irrevocable Letter of Credit with the  Federal Insurance Company, our workers’ compensation insurance provider for 2003.  The Letter of Credit was increased to $1,030,000 effective January 2004.  The Company elected to utilize a deductible program for 2003 and 2004 for which Federal Insurance Company required a security deposit in the form of a Letter of Credit.  The Company has accrued an estimate for claim deductibles under its worker’ compensation programs.

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

Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, (“SLA”), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation (“SLIL”).  SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent.  A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon us and certain of our directors and officers. Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (“Dragon”), one of the shareholders in SLA.  Dragon has also brought the lawsuit in the name of SLA as a derivative action.  The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets.  The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA.  We have provided notice to the applicable insurance carriers.  While we believe that we have insurance applicable to the defense of the lawsuits, and continue to work with the relavent insurance carriers on the coverge issue, such carriers have not yet acknowledged coverage of the matter.  We also believe that the claims against us, SLIL, and our former officers are without merit, and intend to defend the lawsuits vigorously.

NOTE 7.  EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods.  Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented.  Since the Company reported a net loss for the quarter ending March 31, 2004, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Basic and diluted loss per share for the respective periods are set forth in the table below:

	Three Months Ended March 31,
	2003	2004
	(amounts in thousands except per share data)
Net loss	$(1,482)	$(2,535)
Basic loss per common share	$(.07)	$(.11)
Diluted loss per common share	$(.07)	$(.11)
Basic weighted average shares	22,096	22,663
Dilutive effect of outstanding stock options	—	—
Diluted weighted average shares	22,096	22,663

NOTE 8.  DEFERRED INCOME TAXES

 The Company reported $6,184,000 of net deferred tax assets (current and long-term) in the March 31, 2004 balance sheet, with approximately $9,026,000 of this amount related to federal and state net operating loss carryforwards (NOL’s).  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized.  The Company’s valuation allowance totaled approximately $1.9 million at March 31, 2004.  Realization of the NOL’s generated through March 31, 2004 is dependent on the Company’s ability to generate approximately $19.5 million of federal and $27.0 million of state ordinary income in future years.  Inability to generate the necessary ordinary income could have a material adverse effect on the Company’s results of operations in future years.  The federal NOL’s begin expiring in 2024 and the state NOL’s begin expiring in 2014.

NOTE 9.  SALE AND LEASEBACK OF BUILDING

On February 11, 2004, the Company entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust.  Lexington agreed to purchase the existing facility for $47.0 million.  The closing of the sale was completed on March 18, 2004 and we received approximately $26.2 million in proceeds, net of $1.6 million of financing related expenses.   The proceeds will be used to finance $3.0 million of construction costs required by buyer under the sale agreement, and approximately $12.0 million of Company owned leasehold improvements prior to the rent commencement date.  Receipt of the approximately $19.2 million balance of proceeds is expected by the fourth quarter of 2004, contingent upon the completion of the construction project and the commencement of lease payments to Lexington.  Of the $19.2 million, $16.2 million has been recorded as a receivable on our balance sheet as of March 31, 2004, with the remaining $3.0 million to be recorded over the next three to five months as the construction is completed.

Lease payments are expected to begin in the third quarter of 2004.  For the first five years will be fixed at an annual rate of approximately $3.5 million and will be adjusted every five years.  Lease payments for years 6 through 10 will be the amount necessary to fully amortize the total project cost over 15 years at an interest rate equal to the sum of the then interpolated 15-year U.S. Treasury Bond rate plus 75 basis points.  Payments will be increased 10% for years 11 through 15 with an additional 10% increase scheduled for years 16 through 20.  The primary term for the lease is twenty years.  There are three options to extend the term of the lease:  two renewal options of five years each and a third renewal option for four years and six months.

Based on an interpolated 15-year Treasury Rate of 4.08% at March 31, 2004, the estimated minimum lease payments under the terms of the related lease agreement are reflected in the table.  For 2004, the lease payments are anticipated to begin in August 2004.  Actual lease payments for years 6 through 20 will be determined at least sixty days prior to the first day of the sixth lease year.

	Payments due by Period
	Total	2004	2005 - 2006	2007 - 2008	2009 and Beyond
	(amounts in thousands)

Operating lease obligations	$90,487	$1,484	$7,125	$7,125	$74,753

The lease payments will be accounted for under FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, which requires minimum lease payments with scheduled rent increases to be accounted for on a straight-line basis over the lease term.  Rent expense for the facility is expected to be approximately $4.5 million per year.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial data and the consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.  This section includes forward-looking information that involves risks and uncertainties.  See “Cautionary Statement Regarding Forward-Looking Statements”.  Our actual results could differ materially from those anticipated by forward-looking statements due to factors discussed under “Risk Factors”, “Business” and elsewhere in this Quarterly Report.

Overview

We are a leading hospital-focused clinical reference laboratory, performing highly advanced, clinically useful testing services for hospitals, laboratories and physician specialist communities nationwide.  We believe we offer one of the most comprehensive menu of esoteric assays in the industry, with a test menu comprising thousands of different assays.  Many of our tests have been developed through our internal research and development efforts.  Esoteric assays are complex, comprehensive or unique tests used to diagnose, evaluate and monitor patients.  These assays are often performed on sophisticated instruments by highly skilled personnel and are therefore offered by a limited number of clinical laboratories.

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

Through the execution of our hospital-focused strategy, we grew rapidly in recent years.  For the three years 1999 through 2001, our net revenue grew at a compounded annual growth rate of 16%.  This growth was supplemented with the acquisition of BBI Clinical Laboratories, Inc. (BBICL), in the first quarter of 2001.  BBICL, founded in 1989, was a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme disease and viral hepatitis.  BBICL’s primary customers included hospitals, physician specialists, pharmaceutical and diagnostic companies, and other clinical and research laboratories.

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

As previously reported, in December 2001, we purchased a 13.8 acre site in Valencia, California and began construction during the second quarter of 2002 of a 198,000 square foot facility which would enable us to consolidate all of our laboratory and administrative functions in one location.  In October 2002, we announced that we would postpone the move to our new facility in Valencia until the second half of 2004.  Accordingly, the construction of the new facility was suspended at completion of the Core and Shell of the facility, which was substantially completed in January 2003.  This postponement allowed us to focus on rebuilding client confidence and stabilizing our business by minimizing any disruptions in service to our clients based on planning and executing a move to a new facility during this rebuilding period.  We resumed construction of the Valencia facility in early 2004, and on February 11, 2004, we signed an agreement for the sale and leaseback of the Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust.  Under the terms of the agreement, Lexington purchased the existing facility for $47.0 million.  We will complete the construction project and enter a twenty-year lease for use and occupancy of the facility.  The sale and leaseback transaction was completed on March 18, 2004.  Lease payments are expected to begin in the third quarter of 2004.  Rent expense for the new facility is expected to be approximately $4.5 million per year.  With construction planned for completion in the third quarter of 2004, the move from the facilities in Santa Monica to Valencia will be conducted in stages beginning in the third quarter of 2004 and completing by the second quarter of 2005.  We do expect to incur incremental costs of approximately $2.5 million to $3.0 million for overlapping rents and relocation expenses during the phased relocation process.  For more information, please see “Risk Factors - Our planned move to Valencia, California may divert management attention and may lead to disruptions in our operations and service to our customers.”

Other significant developments in the last quarter included:

On March 19, 2004, Frank J. Spina, Senior Vice President and Chief Financial Officer, left the company to pursue other professional opportunities.  On April 12, 2004, we announced the appointment of Kevin R. Sayer as Executive Vice President and Chief Financial Officer of the Company.

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

We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors.  Based on the number of outstanding options granted as of March 31, 2004, we expect to amortize approximately $5,000 of deferred stock-based compensation during the remainder of 2004.  We anticipate that the exercise price of stock options granted after the calendar year of 2000 will be at the reported market price of our common stock, and therefore no deferred stock-based compensation will result from these grants.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Three Months Ended March 31,
	2003	2004

Net revenue	100.0%	100.0%
Cost of services	71.9	72.1
Selling, general and administrative (exclusive of stock-based compensation charges)	36.0	35.7
Operating loss	(8.0)	(8.3)
Loss from operations before income taxes (benefits)	(7.4)	(8.1)
Net loss	(4.9)	(8.1)

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Net Revenue

Net revenue increased by $1.0 million, or 3.3%, to $31.3 million for the quarter ended March 31, 2004 from $30.3 million for the quarter ended March 31, 2003.  This increase in revenue resulted primarily from an increase in accession volumes from approximately 616,000 in the first quarter of 2003 to approximately 670,000 in the first quarter of 2004, an increase of nearly 9%.  The year-over-year increase in accession volume reflects the increase in business from hospital clients and regional laboratories.  The net revenues for the quarter ended March 31, 2004 include the loss of business from Unilab Corporation, previously our largest customer, when the acquisition of Unilab by Quest Diagnostics was completed in February 2003.  Revenues from Unilab, compared to the prior year period, declined approximately $2.0 million in the first quarter of 2004.  Revenues for the first quarter of 2004 also were impacted by a year-over-year reduction of approximately 5% in the aggregate average selling price due primarily to new client volume of lower-priced, routine-esoteric tests and the loss of higher-priced tests received from Unilab in the first quarter of 2003.

Sequentially, net revenues increased from the fourth quarter of 2003 by approximately $845,000, reflecting an increase of approximately 7% in accession volumes from approximately 628,000 in the fourth quarter of 2003 to approximately 670,000 in the first quarter of 2004. In addition, the first quarter of 2004 aggregate average selling price declined nearly 4% from the fourth quarter of 2003 due to a higher volume of lower-priced routine tests being performed in the first quarter of 2004.  The growth of new business activity remains sound and as a result, we expect accession volumes for the second quarter of 2004 to exceed 690,000.  For second quarter of 2004, we estimate our aggregate average selling price will remain consistent with our first quarter pricing.

Cost of Services

Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $797,000, or 3.7%, to $22.6 million for the first quarter of 2004 from $21.8 million for the comparable prior year quarter.  This increase is due primarily to higher accession volumes, and resultant increases in reagents, laboratory labor costs, and distribution costs, and some additional reagent costs associated with the start up of new tests.  As a percentage of revenue, cost of services increased slightly to 72.1% for the quarter ended March 31, 2004 from 71.9% from the comparable prior year quarter.

In comparing the first quarter of 2004 to the fourth quarter of 2003, costs of services show a sequential increase of approximately $983,000, or 4.6%, on an approximately 7% higher accession volume.  This sequential increase is the result of increased reagents, royalties and laboratory labor costs related to the higher accession volumes in the first quarter of 2004.  As a percentage of revenue, cost of services increased to 72.1% from 70.9% for quarter ended December 31, 2003.  For the second quarter of 2004, cost of services as a percentage of revenue is expected to improve over the first quarter levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $264,000, or 2.4%, to $11.2 million for the first quarter of 2004 from $10.9 million for the first quarter of 2003.  This increase is primarily due to approximately $430,000 of certain charges related to previously disclosed legal matters, the separation of our former chief financial officer and the hiring of our new chief financial officer, and other employee severance expenses.  As a percentage of revenue, selling, general and administrative expenses decreased to 35.7% for the quarter ended March 31, 2004 from 36.0% from the comparable prior year quarter.

Sequentially, selling, general and administrative expenses increased approximately $1.2 million from the fourth quarter of 2003.  This increase is the result of higher expenditures on sales and marketing, information technology, and related programs to support new business growth and the $430,000 of certain charges related to previously disclosed legal matters, the separation of our former chief financial officer and the hiring of our new chief financial officer, and other employee severance expenses.  As a percentage of revenue, selling, general and administrative expenses increased to 35.7% from 32.9% for the quarter ended December 31, 2003.  We expect to see a modest decline in selling, general and administrative costs for the second quarter of 2004 as compared to the first quarter of 2004 costs.

Stock-Based Compensation Charges

Stock-based compensation charges increased from $23,700 to approximately $142,000 from the first quarter of 2003 to the first quarter of 2004.  The increase in the first quarter of 2004 is primarily due to a charge related to the separation of our former chief financial officer on March 19, 2004 and a related modification of his stock option award (see Consolidated Financial Statements – Note 5).

Interest (Income) Expense, Net

Net interest income decreased from approximately $177,000 to $63,000 from the first quarter of 2003 to the first quarter of 2004.  This reduction reflects a lower level of investments, as cash was utilized for capital expenditures for the new Valencia facility and IT infrastructure, and proceeds from the sale and leaseback of the Valencia facility were received in the latter half of March 2004.

Provision for Income Taxes (Benefits)

For the first quarter of 2004, we did not record any additional benefits for income taxes due to the size of deferred tax assets currently recorded on our balance sheet as of March 31, 2004.  For the first quarter of 2003, we did record a benefit for income taxes of $764,000.  We do not expect to record any additional benefits for income taxes should they be available.  If our loss narrows and we return to profitability, the effective tax rate could fluctuate significantly depending on the exact nature of the operating results.  Please see “Risk Factor – Our effective tax rate may fluctuate and we may not be able to fully realize a portion of our deferred tax assets.”

Net Income

A net loss of $2.5 million was recorded for the quarter ended March 31, 2004 compared to a net loss of $1.5 million for the comparable prior year quarter, an increase of approximately $1.0 million.  While our net revenue increased by approximately $1.0 million for the first quarter of 2004 as compared to the first quarter of 2003, our total costs and expenses increased by approximately $1.2 million.  This increase in costs is related to higher accession volumes and certain charges of $430,000 recorded in the first quarter of 2004 related to previously disclosed legal matters, the separation of our former chief financial officer and the hiring of our new chief financial officer, and other employee severance expenses.  In addition, we did not record any benefits for income taxes in the first quarter of 2004 as compared to the benefit of $764,000 recorded in the first quarter of 2003.  As a percentage of revenue, a net loss of 8.l% was recorded for the quarter ended March 31, 2004 as compared to a net loss of 4.9% for the comparable prior year quarter.

Liquidity and Capital Resources

Our cash and cash equivalents combined with short-term and long-term investments totaled $52.6 million as of March 31, 2004 as compared to $36.7 million as of December 31, 2003.  This $15.9 million increase is primarily related to the receipt of proceeds, net of $1.6 million in financing related expenses, of $26.2 million from the sale of our Valencia facility to Lexington Corporate Properties Trust, partially offset by capital expenditures of $5.2 million as we resumed the construction of our Valencia facility, as reflected in investing activities during the first quarter of 2004.

Operating activities for the quarter ended March 31, 2004 used net cash of approximately $5.3 million.  The net decrease in the combined accounts payable and accrued liabilities used cash of approximately $3.2 million, primarily for severance and vendor payments.  The increase in accounts receivable resulted in the use of cash of $1.6 million.  The net loss of $2.5 million was partially offset by depreciation and amortization of $1.5 million.  For the quarter ended March 31, 2003, operating activities provided cash of  $465,000.  This cash was generated primarily by an increase of approximately $734,000 in accounts payable and accrued liabilities, $585,000 of cash provided by accounts receivable collections, and the net loss of $1.5 million was offset by depreciation and amortization of $1.7 million.  These were somewhat offset by a $505,000 reduction in long-term liabilities and a $791,000 increase to our tax benefits, as reflected in income taxes refundable.

Investing activities for the quarter ended March 31, 2004 provided net cash of $19.7 million as we received $27.8 million in proceeds from the sale of our Valencia facility.  This receipt was partially offset by $5.2 million of capital expenditures as we resumed construction of the Valencia facility and also repositioned $3.0 million of cash and cash equivalents to long-term investments.  For the first quarter of 2003, we used net cash of $9.3 million which included approximately $7.4 million in funds to complete the Core and Shell phase of our Valencia facility and purchase additional information technology equipment, and we repositioned $2.0 million of cash and cash equivalents to long-term investments.

Net cash used in financing activities was $1.3 million for the quarter ended March 31, 2004 as compared to cash provided by financing activities of $90,000 for the quarter ended March 31, 2003.  For the first quarter of 2004, we paid $1.6 million in financing related expenses associated with the sale and leaseback of our Valencia facility which were partially offset by the receipt of $246,000 from the exercise of stock options.  For the first quarter of 2003, net cash was provided from financing activities from the exercise of stock options of $90,000.

On February 11, 2004, the Company entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust.  Lexington purchased the existing facility for $47.0 million.  The closing of the sale was completed on March 18, 2004 and we received approximately $26.2 million in proceeds, net of $1.6 million of financing related expenses.   The proceeds will be used to finance $3.0 million of construction costs required by buyer under the sale agreement, and approximately $12.0 million of Company owned leasehold improvements prior to the rent commencement date.  Receipt of the approximately $19.2 million balance of proceeds is expected by the fourth quarter of 2004, contingent upon the completion of the construction project and the commencement of lease payments to Lexington.  Of the $19.2 million, $16.2 million has been recorded as a receivable on our balance sheet as of March 31, 2004, with the remaining $3.0 million to be recorded over the next three to five months as the construction is completed.   With construction planned for completion in the third quarter of 2004, the move from the facilities in Santa Monica to Valencia will be conducted in stages beginning in the third quarter of 2004 and completing by the second quarter of 2005.  We do expect to incur incremental costs of approximately $2.5 million to $3.0 million for overlapping rents and relocation expenses during the phased relocation process which will be expensed as incurred.

We expect existing cash and cash equivalents, short-term investments, line of credit, and the sale and lease-back arrangement will be sufficient to fund our operations, meet our capital requirements to complete the Valencia construction project, support our growth, and allow strategic technology licensing and acquisitions for the next year.  Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned.  It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies.  We could raise such funds by selling additional equity securities to the public or to selected investors, or by borrowing money.  In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons.  We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.  In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Contractual Obligations

There have been no material changes to the contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 except as follows.  On February 11, 2004, the Company entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust.  Lease payments are expected to begin in the third quarter of 2004.  For the first five years will be fixed at an annual rate of approximately $3.5 million and will be adjusted every five years.  Lease payments for years 6 through 10 will be the amount necessary to fully amortize the total project cost over 15 years at an interest rate equal to the sum of the then interpolated 15-year U.S. Treasury Bond rate plus 75 basis points.  Payments will be increased 10% for years 11 through 15 with an additional 10% increase scheduled for years 16 through 20.  The primary term for the lease is twenty years.  There are three options to extend the term of the lease:  two renewal options of five years each and a third renewal option for four years and six months.  (Please see our Consolidated Financial Statements – Note 9 and Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further discussion.)

In the table below, we set forth our estimated operating lease obligations as of March 31, 2004 related to this new lease agreement.  For 2004, lease payments are anticipated to begin in August 2004.  Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by Period
	Total	2004	2005 - 2006	2007 - 2008	2009 and Beyond
	(amounts in thousands)

Operating lease obligations	$90,487	$1,484	$7,125	$7,125	$74,753

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

The FDA has also asserted that its jurisdiction includes the ability to inspect our facilities in connection with certain testing we do for blood donation and collection centers.  An inspector from the FDA conducted an unannounced site inspection of our laboratory facilities in July and August 2003 in connection with this testing for blood centers.  The FDA inspector’s report of this inspection did not indicate any material issues or deficiencies of our facilities.  However, we will likely be subject to future

FDA inspections, and no assurances can be given that our facilities will satisfactorily pass all such inspections. Any inability to comply with applicable FDA regulations could result in substantial monetary penalties, revocation of our FDA registration, suspension or cancellation of our ability to conduct testing for blood donation and collection centers, and could divert a substantial amount of management’s time and resources, and any such action could materially harm our business.

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

Because of uncertainty surrounding the sanctions imposed by CMS in 2002, questions about our clients’ ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing.  As a result, our total accessions declined in 2002 and 2003.  While accession volumes rose in the first quarter of 2004, we cannot provide any assurances that our clients will continue sending us specimens for testing due to a variety of factors, including competition from other reference laboratories and our clients internalizing testing we now perform for them.  We also cannot provide assurances that our accessions will continue increasing, and they may decline again.  If our accessions decline again, or if they fail to continue increasing, it could materially adversely affect our business, financial condition, results of operations and prospects.

Some of our customers are also our primary competitors. If they reduce or discontinue purchasing our assays for competitive reasons, it will reduce our net revenue.

Some of our customers, such as Quest, LabCorp, Mayo and ARUP, also compete with us by providing esoteric testing services. They often refer assays to us that they either cannot or elect not to perform themselves. During 2002, we saw a significant decline in test volumes referred to us from our competitors.  Sales to our competitors were approximately 4% of our net revenue for the years ended December 31, 2003 and 2002. These parties may decide not to refer assays to us because they wish to develop and market assays similar to ours, and we may experience a further decline in our net revenues from these competitors. For example, in April 2002, Quest announced that they had entered into a definitive agreement to acquire Unilab Corporation.  Unilab, our largest customer, comprised approximately 10% and 8% of our net revenue for the years 2002 and 2001, respectively.  As a result, Unilab did not renew the three-year agreement with us, which expired in October 2002.  We experienced a significant decline in testing volumes sent to us from Unilab after expiration of the contract.  In February 2003, with the completion of Unilab’s acquisition by Quest, we received notice that Unilab would stop sending us certain higher priced tests and these tests volumes ended in early April 2003.  For

2003, Unilab contributed less than 3% of our net revenue. We experienced a significant reduction in volume from Quest, LabCorp, Mayo and ARUP in 2002 and 2003, and if these or other laboratories decide to reduce or discontinue purchases of our assays for competitive or other reasons, it will reduce the number of our accessions and reduce our net revenue.

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

•                  costs of reagents and supplies, as well as other operating costs;

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

In addition, the trading price of our common stock may materially decline regardless of our operating results and performance.  The market price of our common stock has been subject to significant fluctuations since our initial public offering in December 2000.  The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory, biotechnology and other health care service companies.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  As previously announced, such securities claims were filed against us in May and June 2002.  Litigation of this type is often expensive and diverts management’s attention and resources, and we can provide no assurance that we will be successful in defending these actions.  For more detailed description of the purported class-action securities claims recently filed against us, please see “Part II. Item 1. Legal Proceedings” Below.

We plan to expand our sales and marketing, research and development and general and administrative efforts, which will lead to an increase in expenses. If our net revenue does not increase along with these expenses, our business, financial condition, results of operations, or cash flows could be materially harmed and operating results in a given quarter could be worse than expected.

For a more detailed description of our operating results, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

Proposals have been made to require competitive bidding procurement of Medicare laboratory testing services.  CMS is required to complete five Medicare bidding demonstrations involving various types of medical services and CMS is expected to include a clinical laboratory demonstration project in a metropolitan statistical area.  At least one state competitive Medicaid bidding proposal underway in Florida may permit only one laboratory to provide services as the sole vendor under the contract, and it is possible that other future competitive bidding demonstration projects may also award the contract to a sole-source vendor.  We can provide no assurances that future competitive bidding processes will allow us to compete successfully for the Medicare/Medicaid contracts.  In the event that we are not successful in the competitive bidding process, including in the current competitive bidding process underway in Florida, or are otherwise not allowed to participate in such awarded competitive bidding contracts, we may not be reimbursed for testing we perform for Medicaid patients in these states.  Any restriction on our ability do testing for Medicare/Medicaid patients, or be reimbursed for testing we perform for such patients, could materially affect our revenue and business.  Any restriction on our ability to do testing for Florida Medicaid patients could also significantly negatively affect the amount of business we receive from our Florida clients, as such clients might be less inclined to divide the work they send to outside reference laboratories.  Loss of business from our Florida clients could materially affect our revenue and business.

Increasing restrictions in government-funded payment programs, and reductions in government-funded spending on laboratory testing reimbursement, could restrict or exclude us from providing testing to certain patients, and could materially affect our revenue and business.

Recent state and federal budget constraints have forced cuts in many government-funded payment and reimbursement programs.  For example, in 2004, California implemented a reduction of approximately 10% in the reimbursement schedule for laboratory testing performed for Medi-Cal patients.  Florida has recently proposed an alternative to the competitive bidding sole-source process currently underway that would reduce its fee schedule by 10%.  Other states may make similar or larger reductions in reimbursement schedules.  Such reductions could cumulatively have a material negative effect on our business and net revenue.  Furthermore, some states are implementing increased restrictions on healthcare providers’ access to such payment programs, including sole-source contracts and restrictions based on past regulatory issues.  While we currently believe that such restrictions should not exclude us from participation in such programs, we can provide no guarantees that we will not be excluded from, or have reduced access to, such programs.  For example, because of our past regulatory issues with the California Department of Health Services and the Centers for Medicare and Medicaid Services, we could be prohibited from bidding on certain bidding projects or proposals.  In the event we are excluded from, or have reduced access to, any government-sponsored payment program, it could have material negative effect on our revenue and on our business.

Our effective tax rate may fluctuate and we may not be able to fully realize a portion of our deferred tax assets.

We reported $6,184,000 of deferred income taxes (current and long-term) in the March 31, 2004 balance sheet, with approximately $9,026,000 of this amount related to federal and state net operating loss carryforwards (NOL’s).  Statement of Financial Accounting Standards No. 109, “Accounting for Income

Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company’s valuation allowance totaled approximately $1.9 million at March 31, 2004.  Realization of the NOL’s generated through March 31, 2004 is dependent on Specialty’s ability to generate approximately $19.5 million of federal and $27.0 million of state ordinary income in future years.  However, we cannot provide any assurances that the NOL’s will be realized.  Inability to generate the necessary ordinary income, and our inability to realize the NOL’s, could have a material adverse effect on our results of operations in future quarters.  The federal NOL’s begin expiring in 2024 and the state NOL’s begin expiring in 2014.

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

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer personnel, including California licensed laboratory scientists.  Competition for such personnel is intense.  We may not be able to attract, assimilate or retain sufficient qualified personnel.  In particular, we may encounter difficulties in attracting a sufficient number of qualified California licensed laboratory scientists.  Additionally, we may not be able to retain and attract necessary highly skilled technical, managerial, marketing and customer personnel at our planned new laboratory and operational headquarters facility in Valencia, California, which is approximately 30 miles from our current location in Santa Monica, California.  Any failure to retain and attract necessary personnel could hurt our business and impair our growth strategy.

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

Moving our entire laboratory and administrative functions to a new location is a time-consuming and complicated process, and includes physically moving and setting up delicate and complex laboratory equipment over a short period of time, transferring specimens and reagents from one facility to another, changing processes and procedures for delivery of testing specimens, ensuring that we have adequate staffing of laboratory and administrative personnel at the new facility, and continuing to conduct our testing of specimens during the process.  While we have announced a phased relocation to minimize client disruption, if we are unable to execute the move to Valencia effectively and efficiently, it could result in service disruptions that would negatively affect our business and could reduce our revenue.  Such service disruptions could also result in customer dissatisfaction, and could materially hurt our business if our customers decided not to purchase our services any longer as a result of the service disruptions.  Furthermore, planning for the move of our facility is also expected to divert the attention of key management personnel, as state laboratory licensing regulations in California make a phased relocation more complicated from a licensing perspective than moving the entire laboratory at once.

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

Our participation in group purchasing organizations constitutes one aspect of our overall strategy to attract new hospital customers. We have contracts with several group purchasing organizations: AmeriNet, MedAssets HSCA (formerly Health Services Corporation of America), Managed Healthcare Associates (MHA), Shared Services Healthcare (now affiliated with MedAssets HSCA), and Consorta. We are typically granted non-exclusive provider status under these contracts. Our contracts with our group purchasing organizations will expire at various times from 2004 to 2006.

If our agreement with any group purchasing organization is terminated or not renewed, we may not be able to retain any of the accounts of their participating hospitals.  If any hospital customer affiliated with a group purchasing organization no longer uses our services, it will reduce our net revenue.  In addition, if we are unable to attract new hospital customers because any group purchasing organization contract is terminated, it may adversely affect our ability to grow our business.

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

Our average selling price has fluctuated, and may go down depending on the ordering patterns of our clients.

As our clients internalize some tests we perform for them, or as they find alternative sources of testing, they may change the mix of testing sent to us.  If our clients send us fewer higher-priced tests, the average selling prices for our assays could drop, and our revenue can be negatively affected.  Our average selling price has gone down previously, and we can provide no guarantees that it will grow in the future, and it may go down again.  Our business and potential profitability could be significantly affected if we are not able to grow our average selling price.

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

Our success depends, in part, on the continued and uninterrupted performance of our information technology systems, including our DataPassport®, Data PassportMD® and Outreach Express® suite of products.  Sustained or repeated system failures that interrupt our ability to process assay orders, deliver assay results or perform assays in a timely manner would reduce significantly the attractiveness of our products to our customers.  Our business, financial condition, results of operations, or cash flows could be materially and adversely affected by any damage or failure that interrupts or delays our operations, or that reduces the attractiveness of our products to our customers.

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

Other companies or institutions engaged in assay development, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to develop, perform or sell our assays.  As a result, we may be found to be, or accused of, infringing on the proprietary rights of others.  For example, in response to a patent infringement allegation from Athena Diagnostics in 1997, we ceased performing an assay used to diagnose late onset Alzheimer’s disease.  We also received letters from Chiron Corporation (“Chiron”) in February 1998, and the National Institute of Health (NIH) in 2000-2003 claiming that some of our assays may violate their patents.  In August 2003 we reported that we had entered into a letter agreement with Chiron that called for us to make payments to Chiron for alleged past infringement of Chiron patents by certain Hepatitis C Virus (“HCV”) and Human Immunodeficiency Virus (“HIV”) testing performed by us, and Chiron agreed not to assert its patent rights, or bring any claim against Specialty for any alleged infringement relating to nucleic acid clinical assays for the detection, quantitation, genotyping and/or phenotyping of HCV and HIV occurring at any time prior to October 15, 2003.  We cannot provide any assurances that the NIH or other patent holders will not bring suit against us in the future for alleged patent infringement. We intend to defend any such suit that may arise vigorously and to assert all available defenses to allegations of patent infringement that would be available to us.  Such suits could be expensive to defend and could divert management’s time and resources, regardless of the merit or validity of any such suit.  Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and there can be no assurance that there will be no adverse consequences to us.  As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and such litigation, or the threat of such litigation, could force us to do one or more of the following:

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

At March 31, 2004, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet.  At March 31, 2004, we had cash and cash equivalents of $40.6 million, which had a weighted average yield of 1.09% per annum.  At March 31, 2004, our short-term investment balance of $9.0 million, consisting of government securities with maturity dates less than one year, had a weighted average yield per annum of 2.6% and an average of 133.5 days until maturity.  At March 31, 2004, our long-term investment balance of $3.0 million consisted of government securities with maturity dates beyond one year had a weighted average yield per annum of 2.1% and an average of 30 months until maturity.

ITEM 4.                                                     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There were no significant changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In addition to the California state and federal investigations described in “Business—Government Regulation—Certification and Licenses” and “Risk Factors—Our operations and facilities are subject to stringent laws and regulations and if we are unable to comply, our business may be significantly harmed”, we are involved in various legal proceedings arising in the ordinary course of business.

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

Also as previously reported, Specialty Laboratories Asia Pte.  Ltd., a Singapore corporation, (“SLA”), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation (“SLIL”).  SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent.  A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore.  The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California.  The former employee served discovery upon us and certain of our directors and officers.  Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (“Dragon”), one of the shareholders in SLA.  Dragon has also brought the lawsuit in the name of SLA as a derivative action.  The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets.  The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA.  We have provided notice to the applicable insurance carriers.  While we believe that we have insurance applicable to the defense of the lawsuits, and continue to work with the relavent insurance carriers on the coverge issue, such carriers have not yet acknowledged coverage of the matter.

From time to time, we receive letters alleging infringement of patent or other intellectual property rights.  Our management believes that these letters generally are without merit and intend to contest them vigorously.  For more information, please see “Risk Factors—Our assays may infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and/or enter into appropriate licenses which may cause us to pay substantial damages or royalties, and could prohibit or restrict us from selling our assays.”

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this Quarterly Report.

3.1	Articles of Incorporation. (1)
3.2	Form of By-laws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
†10.1	2000 Stock Incentive Plan. (1)
†10.2	2000 Employee Stock Purchase Plan. (1)
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

+10.7	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant. (1)
+10.8	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant. (6)
+10.9	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended. (3)
+10.10	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant. (1)
+10.11	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant. (1)
+10.12	Shared Services Health Care letter of confirmation dated June 5, 2000. (1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee)

regarding Santa Monica Service Center property. (1)
†10.14	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant. (8)
†10.15	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002. (5)
†10.16	Paul F. Beyer severance agreement dated June 6, 2002. (5)
+10.17	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant. (1)
+10.18	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant. (1)
+10.19	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant. (1)
+10.20	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant. (1)
10.21	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002. (5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc. (2)
†10.23	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended. (4)
†10.24	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant. (8)
†10.25	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant. (9)
†10.26	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant. (9)
†10.27	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant. (9)
†10.28	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant. (9)
†10.29	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant. (9)
†10.30	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant. (9)
†10.31	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant. (9)
†10.32	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant. (9)
†10.33	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant. (9)
++10.34	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant. (9)
++10.35	Agreement dated August 15, 2003 between Chiron Corporation and Registrant. (9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant. (9)
†10.37	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant. (10)
10.38	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California. (10)
*10.39

Agreement for Sale and Leaseback dated February 22, 2004 between Lexington Corporate Properties Trust (Buyer) and Registrant (Seller) for property located at 27027 Tourney Road, Santa Clarita, California.

*10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.
*10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.
*†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant.
*†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	California Department of Health Services Letter dated June 28, 2002. (6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002. (6)
99.3	California Department of Health Services Letter dated July 18, 2002. (6)

*                 Filed herewith.

†                  Indicates a management contract or compensatory agreement.

+                 Confidential treatment requested and received as to certain portions of this agreement.

++          Confidential treatment requested as to certain portions of this agreement.

(1)          This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 333-45588) and is incorporated by reference herein.

(2)          This exhibit was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 with the Securities & Exchange Commission on March 30, 2001 and is incorporated by reference herein.

(3)          This exhibit was originally filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 and an amendment was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 on August 10, 2001 and is incorporated by reference herein.

(4)          This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 with the Securities & Exchange Commission on August 10, 2001 and is incorporated by reference herein.

(5)          This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 with the Securities and Exchange Commission on August 13, 2002 and is incorporated herein for reference.

(6)          This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 with the Securities and Exchange Commission on October 30, 2002 and is incorporated herein for reference.

(7)          This exhibit was originally filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 and an amendment was filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002 on March 21, 2003 and is incorporated by reference herein.

(8)          This exhibit was originally filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on March 21, 2003 and is incorporated herein for reference.

(9)          This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on November 14, 2003 and is incorporated herein for reference.

(10)    This exhibit was originally filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003 with the Securities and Exchange Commission on March 15, 2004 and is incorporated herein for reference.

(b)                                 Reports on Form 8-K:

On February 12, 2004, the Company filed a report on Form 8-K (Items 5 and 7) to report that it had announced that the Company had entered into an agreement for the sale and lease-back of its future headquarters and laboratory facility in Valencia, California, with Lexington Corporate Properties Trust, attaching a related press release.

On February 18, 2004, the Company filed a report on Form 8-K (Items 7, 9 and 12) with respect to its results of operations for the quarter and year ended December 31, 2003, attaching a copy of a press release containing financial statements for such periods.

On March 19, 2004, the Company filed a report on Form 8-K (Items 5 and 7) to report that it had announced the completion of the sale/lease-back of its future headquarters and laboratory facility in Valencia, California with an affiliate of Lexington Corporate Properties Trust, attaching a related press release.

On March 22, 2004, the Company filed a report on Form 8-K (Items 5 and 7) to report that it had announced that Frank J. Spina, senior vice president and chief financial officer, left the Company effective March 19, 2004 to pursue other professional opportunities, attaching a related press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation

Dated: May 10, 2004	By:	/s/ Douglas S. Harrington
		Name:	Douglas S. Harrington
		Title:	Chief Executive Officer and Director

Dated: May 10, 2004	By:	/s/ Kevin R. Sayer
		Name:	Kevin R. Sayer
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation. (1)
3.2	Form of By-laws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
†10.1	2000 Stock Incentive Plan. (1)
†10.2	2000 Employee Stock Purchase Plan. (1)
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

+10.7	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant. (1)
+10.8	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant. (6)
+10.9	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended. (3)
+10.10	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant. (1)
+10.11	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant. (1)
+10.12	Shared Services Health Care letter of confirmation dated June 5, 2000. (1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property. (1)
†10.14	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant. (8)
†10.15	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002. (5)
†10.16	Paul F. Beyer severance agreement dated June 6, 2002. (5)
+10.17	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant. (1)
+10.18	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant. (1)
+10.19	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant. (1)
+10.20	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant. (1)
10.21	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002. (5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc. (2)
†10.23	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended. (4)
†10.24	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant. (8)
†10.25	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant. (9)
†10.26	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant. (9)
†10.27	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant. (9)
†10.28	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant. (9)
†10.29	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant. (9)
†10.30	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant. (9)
†10.31	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant. (9)
†10.32	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant. (9)
†10.33	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant. (9)
++10.34	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant. (9)
++10.35	Agreement dated August 15, 2003 between Chiron Corporation and Registrant. (9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant. (9)
†10.37	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant. (10)

10.38	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California. (10)
*10.39

Agreement for Sale and Leaseback dated February 22, 2004 between Lexington Corporate Properties Trust (Buyer) and Registrant (Seller) for property located at 27027 Tourney Road, Santa Clarita, California.

*10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.
*10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.
*†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant.
*†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	California Department of Health Services Letter dated June 28, 2002. (6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002. (6)
99.3	California Department of Health Services Letter dated July 18, 2002. (6)

*             Filed herewith.

†              Indicates a management contract or compensatory agreement.

+             Confidential treatment requested and received as to certain portions of this agreement.

++      Confidential treatment requested as to certain portions of this agreement.

(1)          This exhibit was previously filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 (File No. 333-45588) and is incorporated by reference herein.

(2)This exhibit was previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000 with the Securities & Exchange Commission on March 30, 2001 and is incorporated by reference herein.

(3)This exhibit was originally filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 and an amendment was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 on August 10, 2001 and is incorporated by reference herein.

(4)This exhibit was previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 with the Securities & Exchange Commission on August 10, 2001 and is incorporated by reference herein.

(5)This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002 with the Securities and Exchange Commission on August 13, 2002 and is incorporated herein for reference.

(6)This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 with the Securities and Exchange Commission on October 30, 2002 and is incorporated herein for reference.

(7)This exhibit was originally filed as an exhibit to the Company’s Registration Statement on Form S-1 declared effective on December 7, 2000 and an amendment was filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002 on March 21, 2003 and is incorporated by reference herein.

(8) This exhibit was originally filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on March 21, 2003 and is incorporated herein for reference.

(9)This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on November 14, 2003 and is incorporated herein for reference.

(10)This exhibit was originally filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003 with the Securities and Exchange Commission on March 15, 2004 and is incorporated herein for reference.