Form 10-Q
period 2004-06-30
SPECIALTY LABORATORIES INC
filed 2004-08-09
CIK 1123333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-16217

SPECIALTY LABORATORIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	95-2961036
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2211 Michigan Avenue

Santa Monica, California 90404

(Address of principal executive offices, including zip code)

(310) 828-6543

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of July 30, 2004 there were approximately 22,846,120 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.

FORM 10-Q QUARTERLY REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, (the “Quarterly Report”) including the information incorporated herein by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on the current expectations, assumptions, estimates and projections about Specialty Laboratories, Inc. and the esoteric clinical laboratory industry.  Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. We undertake no obligation to revise or publicly update any forward-looking statement for any reason. All forward-looking statements attributable to Specialty Laboratories, Inc. are expressly qualified in their entirety by the cautionary statements of this Quarterly Report and by the discussion of “Risk Factors” included elsewhere in this Quarterly Report, and in other filings with the Securities and Exchange Commission (“SEC”) made from time to time by Specialty Laboratories, Inc., including our periodic filings on Form 10-K, Form 10-Q and Form 8-K.  If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,563	$24,167
Short-term investments	9,104	4,029
Accounts receivable, less allowance for doubtful accounts of $2,720 as of December 31, 2003 and $2,717 as of June 30, 2004	22,239	25,450
Receivable from sale of property	—	19,241
Refundable income taxes	126	128
Deferred income taxes	1,155	1,155
Inventory	2,729	3,045
Prepaid expenses and other assets	2,680	1,499
Total current assets	65,596	78,714

Property and equipment, net	61,535	24,555
Long-term investments	—	15,777
Deferred income taxes	5,029	5,029
Goodwill, net	5,655	5,655
Other assets	4,738	6,011
	$142,553	$135,741

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,834	$6,777
Accrued liabilities	6,261	3,966
Total current liabilities	15,095	10,743
Long-term debt	5,019	5,138
Other long-term liabilities	1,939	1,653

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—10,000,000 Issued and outstanding shares—none
Common stock, no par value:
Authorized shares—100,000,000 shares
Issued and outstanding shares—22,570,256 as of December 31, 2003 and 22,812,233 as of June 30, 2004	103,005	103,894
Retained earnings	17,436	14,548
Deferred stock-based compensation	(13)	(1)
Accumulated other comprehensive income (loss)	72	(234)
Total shareholders’ equity	120,500	118,207
	$142,553	$135,741

See accompanying notes.

Specialty Laboratories, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net revenue	$29,036	$33,216	$59,336	$64,521
Costs and expenses:
Costs of services	21,370	22,274	43,155	44,856
Selling, general and administrative (exclusive of stock-based compensation charges)	10,638	11,468	21,552	22,647
Stock-based compensation charges	11	4	35	146
Total costs and expenses	32,019	33,746	64,742	67,649

Operating loss	(2,983)	(530)	(5,406)	(3,128)

Interest income	(182)	(177)	(393)	(240)
Interest expense	1	—	35	—

Loss before income tax benefit	(2,802)	(353)	(5,048)	(2,888)

Income tax benefit	(952)	—	(1,716)	—

Net loss	$(1,850)	$(353)	$(3,332)	$(2,888)

Basic loss per common share	$(.08)	$(.02)	$(.15)	$(.13)

Diluted loss per common share	$(.08)	$(.02)	$(.15)	$(.13)

See accompanying notes.

Specialty Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2003	2004
Operating activities
Net loss	$(3,332)	$(2,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,377	3,064
Tax benefits related to employee stock options	572	—
Deferred income taxes	(1,524)	—
Stock-based compensation charges	35	146
Changes in assets and liabilities:
Accounts receivable, net	(155)	(3,211)
Inventory, prepaid expenses and other assets	1,104	1,053
Accounts payable	2,261	(2,057)
Accrued liabilities	(247)	(2,295)
Income taxes refundable/payable	(1,140)	(2)
Long-term liabilities	(516)	(286)
Net cash provided by (used in) operating activities	435	(6,476)

Investing activities
Purchases of property and equipment	(9,837)	(12,966)
Proceeds from sale of property and equipment	—	27,830
Sale (purchase) of investments, net	50	(11,008)
Net cash provided by (used in) investing activities	(9,787)	3,856

Financing activities
Borrowings under bank loan	—	119
Increase in deferred financing cost	—	(1,650)
Proceeds from exercise of stock options	260	423
Sale of common stock to employees	333	332
Net cash provided by (used in) financing activities	593	(776)

Net decrease in cash and cash equivalents	(8,759)	(3,396)
Cash and cash equivalents at beginning of period	22,405	27,563
Cash and cash equivalents at end of period	$13,646	$24,167

Supplemental disclosure of cash flow information:
Receivable from sale of property	—	$19,241

Change in unrealized losses on investments	$(110)	$(306)
Deferred income taxes	44	—
Net change in unrealized losses	$(66)	$(306)

Interest paid	$53	$10

See accompanying notes.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying consolidated financial statements of Specialty Laboratories, Inc. (the “Company”) have been prepared, without audit, in accordance with U.S. generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for future quarters or the full fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

Intangible Assets (included in other assets)

	December 31, 2003	June 30, 2004
	(dollar amounts in thousands)
Intangible assets are as follows:
Customer list related to the acquisition of BBI Clinical Laboratories, Inc. (BBICL)	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(750)	(895)
Total intangible assets, net	$1,607	$1,462

The estimated amortization expense for intangible assets will be $289,000 per year through December 31, 2005, $225,000 for 2006, $193,000 per year for 2007 through 2010, and $32,000 for 2011.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2003	June 30, 2004
	(dollar amounts in thousands)
Information technology equipment and systems	$36,061	$36,545
Professional equipment	14,248	15,016
Office furniture and equipment	4,223	4,223
Land	8,701	—
Leasehold improvements	8,846	8,924
	72,079	64,708
Less accumulated depreciation and amortization	(44,380)	(47,254)
Construction in progress (See Note 9)	33,836	7,101
Total property and equipment, net	$61,535	$24,555

NOTE 4.  LONG-TERM DEBT

On September 24, 2003, the Company entered into a $25 million asset-based credit agreement with CIT Business Credit, a unit of CIT Group Inc.  The credit facility is secured primarily by accounts receivable, with the availability of funds based on the outstanding balance of this asset.  The credit agreement provides the Company with an initial $15 million line of credit.  The principal amount of borrowings is due three years from the closing date, the date the line of credit matures.  Interest is computed and payable monthly.  Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum.  As of June 30, 2004, the Company had borrowed approximately $5,138,000 against the line of credit.

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

The Company has adopted the disclosure provisions required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Pro forma net income, determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement, follows:

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

NOTE 5.  STOCK-BASED COMPENSATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(amounts in thousands except per share data)

Net loss, as reported	$(1,850)	$(353)	$(3,332)	$(2,888)

Stock-based employee compensation, net of related tax effects in 2003 only:
Determined under the intrinsic-value based method	7	4	23	146
Determined under the fair-value based method	(817)	(991)	(1,762)	(2,233)
Net loss, as adjusted	$(2,660)	$(1,340)	$(5,071)	$(4,975)
Basic loss per common share:
As reported	$(.08)	$(.02)	$(.15)	$(.13)
Pro forma	$(.12)	$(.06)	$(.23)	$(.22)
Diluted loss per common share:
As reported	$(.08)	$(.02)	$(.15)	$(.13)
Pro forma	$(.12)	$(.06)	$(.23)	$(.22)

These pro forma amounts may not be representative and may vary in future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Risk-free interest rates	3%	3%	3%	3%
Expected dividend yields	0%	0%	0%	0%
Weighted-average expected life of option	5 years	5 years	5 years	5 years
Expected stock price volatility based upon peer companies	.71	.61	.71	.61

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

NOTE 5.  STOCK-BASED COMPENSATION (Continued)

For sales of the Company’s common stock to employees at a price below market value, the difference between the sales price and the market value was charged to expense as of the date of the sales.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In January 2003, the Company established a $680,000 irrevocable Letter of Credit with the Federal Insurance Company, our workers’ compensation insurance provider for 2003.  The Letter of Credit was increased to $1,030,000 effective January 2004.  The Company elected to utilize a deductible program for 2003 and 2004 for which Federal Insurance Company required a security deposit in the form of a Letter of Credit.  The Company has accrued an estimate for claim deductibles under its workers’ compensation programs.

In May and June 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California, and subsequently consolidated as “In re Specialty Laboratories Securities Litigation”.  The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 (“Class Period”). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys’ fees, and other relief.  Plaintiffs have filed several amended complaints, and we in turn have filed motions to dismiss these complaints.  The court ruled on these motions, dismissing some claims and not dismissing others, and allowed plaintiffs to proceed with their claims against the Company and several current and former officers and directors for alleged violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934.  We have provided notice to our directors and officer’s insurers, and believe that we have insurance applicable to the defense of the lawsuits.  We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend the lawsuits vigorously.  On June 14, 2004, we announced an agreement in principle to settle the consolidated lawsuits for $12 million, which is to be paid fully by our insurance carriers.  As the settlement and defense costs are being paid by our insurance carriers, we do not anticipate any costs associated with the defense or settlement of the claims to have a material impact on our finances.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

NOTE 6.  COMMITMENTS AND CONTINGENCIES (Continued)

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

In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (“Dragon”), one of the shareholders in SLA.  Dragon has also brought the lawsuit in the name of SLA as a derivative action.  The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets.  The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA.  We have provided notice to the applicable insurance carriers.  While we believe that we have insurance applicable to the defense of the lawsuits, and continue to work with the relevant insurance carriers on the coverge issue, such carriers have not yet acknowledged coverage of the matter.  We also believe that the claims against us, SLIL, and our former officers are without merit, and intend to defend the lawsuits vigorously.

NOTE 7.  EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods.  Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented.  Since the Company reported a net loss for the quarter ended June 30, 2004, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

NOTE 7.  EARNINGS PER SHARE (Continued)

Basic and diluted loss per share for the respective periods are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(amounts in thousands except per share data)

Net loss	$(1,850)	$(353)	$(3,332)	$(2,888)
Basic loss per common share	$(.08)	$(.02)	$(.15)	$(.13)
Diluted loss per common share	$(.08)	$(.02)	$(.15)	$(.13)
Basic weighted average shares	22,165	22,778	22,116	22,743
Dilutive effect of outstanding stock options	—	—	—	—
Diluted weighted average shares	22,165	22,778	22,116	22,743

NOTE 8.  DEFERRED INCOME TAXES

The Company reported $6,184,000 of net deferred tax assets (current and long-term) in the June 30, 2004 balance sheet, with approximately $9,732,000 of this amount related to federal and state net operating loss carryforwards (NOL’s).  SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized.  The Company’s valuation allowance totaled approximately $2.3 million at June 30, 2004.  Realization of the NOL’s generated through June 30, 2004 is dependent on the Company’s ability to generate approximately $21.3 million of federal and $28.2 million of state ordinary income in future years.  Inability to generate the necessary ordinary income could have a material adverse effect on the Company’s results of operations in future years.  The federal NOL’s begin expiring in 2024 and the state NOL’s begin expiring in 2014.

NOTE 9.  SALE AND LEASEBACK OF BUILDING

On February 11, 2004, the Company entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust.  Lexington agreed to purchase the existing facility for $47.0 million.  The closing of the sale was completed on March 18, 2004 and we received approximately $26.2 million in proceeds, net of $1.6 million of financing related expenses.  A portion of the proceeds will be used to finance approximately $12.0 million of Company owned leasehold improvements prior to the rent commencement date.  Receipt of the approximately $19.2 million balance of proceeds is expected during the second half of 2004, contingent upon the completion of the construction project and the commencement of lease payments to Lexington.  The $19.2 million balance of proceeds has been recorded as a receivable in our balance sheet as of June 30, 2004.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(Unaudited)

NOTE 9.  SALE AND LEASEBACK OF BUILDING (Continued)

Lease payments are expected to begin in the third quarter of 2004.  For the first five years, lease payments will be fixed at an annual rate of approximately $3.5 million and will be adjusted every five years.  Lease payments for years 6 through 10 will be the amount necessary to fully amortize the total project cost over 15 years at an interest rate equal to the sum of the then interpolated 15-year U.S. Treasury Bond rate plus 75 basis points.  Payments will be increased 10% for years 11 through 15 with an additional 10% increase scheduled for years 16 through 20.  The primary term for the lease is twenty years.  There are three options to extend the term of the lease:  two renewal options of five years each and a third renewal option for four years and six months.

Based on an interpolated 15-year Treasury Rate of 4.08% at March 31, 2004, the estimated minimum lease payments under the terms of the related lease agreement are reflected in the table.  Actual lease payments for years 6 through 20 will be determined at least sixty days prior to the first day of the sixth lease year.  These estimates of minimum lease payments are subject to future changes in the interpolated 15-year Treasury Rate, which has increased slightly since March 31, 2004, and which can be expected to vary further prior to and during years 6 through 20 of the lease.

	Payments due by Period
	Total	2004	2005 - 2006	2007 - 2008	2009 and Beyond
	(amounts in thousands)

Operating lease obligations	$90,487	$1,484	$7,125	$7,125	$74,753

The lease payments will be accounted for under FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, which requires minimum lease payments with scheduled rent increases to be accounted for on a straight-line basis over the lease term.  Rent expense for the facility will be approximately $4.5 million per year.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.  This section includes forward-looking information that involves risks and uncertainties.  See “Cautionary Statement Regarding Forward-Looking Statements”.  Our actual results could differ materially from those anticipated by forward-looking statements due to factors discussed under “Risk Factors”, “Business” and elsewhere in this Quarterly Report.

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

Our primary customers are hospitals, independent clinical laboratories and physicians.  We have aligned our interests with those of hospitals, our fastest growing client segment, by not competing in the routine test market that provides them with a valuable source of revenue.  We educate physicians on the clinical value of our assays through our information-oriented marketing campaigns.  Through our specialized testing menu and efforts to educate physicians, we also generate significant revenues from other national and regional clinical laboratories and specialized physician practices.  Our technical, experienced sales force concentrates on the hospitals and independent laboratories that serve as distribution channels for physician assay orders.  We use our advanced information technology solutions to accelerate and automate electronic ordering and results reporting with these customers.

In 2001, we acquired BBI Clinical Laboratories, Inc. (BBICL).  BBICL, founded in 1989, was a leading esoteric clinical reference laboratory specializing in infectious disease testing, such as Lyme disease and viral hepatitis.  BBICL’s primary customers included hospitals, physician specialists, pharmaceutical and diagnostic companies, and other clinical and research laboratories.  Periodically, we evaluate the possibility of acquiring various clinical reference laboratories and entering into strategic technology licensing agreements.

On April 2, 2002, Quest Diagnostics, Inc. announced that they had entered into a definitive agreement to acquire Unilab Corporation.  Unilab, our largest customer, comprised approximately 10% and 8% of our net revenue for the years ended December 31, 2002 and 2001, respectively.  As a result, Unilab did not renew the three-year agreement with us, which expired in October of 2002, and we experienced a significant decline in testing volumes sent to us from Unilab after expiration of the contract.  In October 2002, we entered into a new agreement with Unilab to allow for a more orderly reduction of the remaining test volumes. With the completion of Unilab’s acquisition in February 2003 by Quest Diagnostics, we were provided notice that Unilab would stop sending us certain higher priced tests covered under the new agreement, and these test volumes ended in early April 2003.  For the year ended December 31, 2003, Unilab contributed less than 3% of our net revenue.

Relocation to Valencia, California facility

In December 2001, we purchased a 13.8 acre site in Valencia, California and began construction during the second quarter of 2002 of a 198,000 square foot facility, which would enable us to consolidate all of our laboratory and administrative functions in one location.  In October 2002, we announced that we would postpone the move from our current Santa Monica, California location to our new facility in Valencia until the second half of 2004.  Accordingly, the construction of the new facility was suspended at completion of the Core and Shell of the facility, which was substantially completed in January 2003.  We resumed construction of the Valencia facility in early 2004. On February 11, 2004, we signed an agreement for the sale and leaseback of the Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust.  Under the terms of the agreement, Lexington purchased the existing facility for $47.0 million.  We plan to complete the construction project and have entered into a twenty-year lease for use and occupancy of the facility.  The sale and leaseback transaction was completed on March 18, 2004.

Lease payments are expected to begin in the third quarter of 2004.  Based on interest rates in effect on March 31, 2004, rent expense for the new facility is expected to be approximately $4.5 million per year, approximately $2.0 million higher than comparable costs at the current facilities without any expansion, and includes the effect of scheduled rent increases in future years under our 20-year lease.  We expect certain other operating expenses at the Valencia facility, such as utilities and property taxes, may also exceed current cost levels in Santa Monica by as much as $2.0 million annually, based primarily on the considerably larger size of the Valencia facility.

With construction planned for completion in the third quarter of 2004, the move from the facilities in Santa Monica to Valencia will be conducted in stages beginning in the third quarter of 2004 and we expect to complete the relocation in the first half of 2005.  During the phased relocation process, Specialty anticipates some temporary duplication in operations-related costs between Santa Monica and Valencia as part of our effort to avoid service disruptions and assist in an efficient business transition.  In addition, we expect to incur incremental costs during the relocation process of approximately $2.5 million to $3.0 million for overlapping rents and relocation expenses.  The final timing and costs associated with the move and duplicate operations are contingent upon certain factors outside of our direct control, including final clearance by applicable state agencies.  For more information, please see “Risk Factors - Our planned move to Valencia, California may divert management attention and may lead to disruptions in our operations and service to our customers” and “Risk Factors – Regulatory requirements may affect our plans for a phased relocation to Valencia, California and increase our move-related costs.”

Other significant developments in the last quarter included:

On April 12, 2004, we announced the appointment of Kevin R. Sayer as Executive Vice President and Chief Financial Officer of the Company.

On June 3, 2004, we announced the election of David R. Schreiber, Hubbard C. Howe and Michael T. DeFreece as new Directors of the Company, and that six incumbent Director nominees had been reelected to the Board of Directors.

On June 14, 2004, we announced that the Company had reached an agreement in principle to settle the securities class action lawsuits brought in the United States District Court for the Central District of California, and subsequently consolidated as “In re Specialty Laboratories Securities Litigation.”

Critical Accounting Policies

Revenue Recognition

We recognize revenue for each customer order when the following fundamental criteria are met: (i) the testing process for a specific customer has been completed; (ii) we have no further performance obligation to the customer; (iii) the customer is obligated to pay for services rendered; and (iv) the related fees are non-refundable. Our revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

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

Expense Recognition

Expenses are recognized as incurred and are generally classified between cost of services and selling, general and administrative expenses.  The primary components of cost of services are salaries and employee benefits, research and development costs, supplies and reagents, courier costs, facilities related costs and depreciation of laboratory equipment and leasehold improvements.  Selling, general and administrative expenses include salaries and employee benefits, sales and marketing, information technology, insurance, facilities related costs, depreciation and bad debt expense.

Stock-Based Compensation Charges

Stock-based compensation charges represent the difference between the exercise price of options granted, or the price of stock sold to employees and directors, and the deemed fair value of our common stock on the date of grant or sale in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. In the case of options, we recognize this compensation charge over the vesting periods of the options using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28.  For purposes of the period-to-period comparisons included in “Results of Operations,” selling, general and administration expenses exclude these stock-based compensation charges, which are reflected as a separate line item.

We have recorded deferred stock-based compensation related to unvested stock options granted to employees and directors. Based on the number of outstanding options granted as of June 30, 2004, we expect to amortize approximately $1,000 of deferred stock-based compensation during the remainder of 2004.  We anticipate that the exercise price of the options granted after the calendar year of 2000 will be at the reported market price of our common stock, and therefore no deferred stock-based compensation will result from these grants.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	73.6	67.1	72.7	69.5
Selling, general and administrative (exclusive of stock-based compensation charges)	36.6	34.5	36.3	35.1
Operating loss	(10.3)	(1.6)	(9.1)	(4.8)
Loss from operations before income tax benefit	(9.7)	(1.1)	(8.5)	(4.5)
Net loss	(6.4)	(1.1)	(5.6)	(4.5)

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003

Net Revenue

Net revenue of $33.2 million for the quarter ended June 30, 2004 represents an increase of approximately $4.2 million, or 14.4%, from the $29.0 million for the prior year second quarter.  This increase in revenues resulted primarily from an increase in accession volumes to approximately 706,000 for the second quarter of 2004, increasing more than 15% from the prior year second quarter volume of approximately 612,000.  The February 2003 completion of Quest Diagnostics’ acquisition of Unilab Corporation no longer has any material direct affect on the comparison of the quarters ended June 30, 2004 and 2003.  Unilab had been our largest customer prior to being acquired by Quest Diagnostics in February 2003.

Sequentially, net revenues for the second quarter of 2004 increased from the first quarter of 2004 by approximately $1.9 million or 6.1%, reflecting an increase in accession volumes to 706,000 from nearly 670,000 in the first quarter of 2004, representing an increase of approximately 5%.  The accession volume growth continues to reflect the increase in business from hospital clients and regional laboratories.  Our aggregate average selling price for the second quarter, 2004, was in line with that of the first quarter, 2004, increasing slightly less than 1% from that prior period. The key dynamic of our average selling price is the mix of tests clients send us. As we bring on new accounts and expand our testing volume from existing accounts, we expect the broad mix of specialized testing work we may receive to exhibit some variability. The specific composition of this mix of tests can affect the relative proportion of higher, and lower price testing that we perform. We expect pricing will remain consistent with its current level during the second half of 2004, as we continue efforts to increase test volumes.  The growth of new business activity remains sound and, as a result, we expect accession volumes for the third quarter of 2004 will range between 715,000 and 720,000.

Cost of Services

Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $904,000, or 4.2%, to $22.3 million for the second quarter of 2004 from $21.4 million for the comparable prior year quarter.  This increase is due primarily to higher accession volumes, and resultant increases in costs for reagents and royalties, laboratory labor costs, and distribution costs.  As a percentage of revenue, cost of services decreased to 67.1% for the quarter ended June 30, 2004 from 73.6% for the comparable prior year quarter. This improvement in cost of services as a percentage of revenue during the second quarter of 2004 was a result of two factors.  First, the quality of our laboratory operations continues to improve.  Key internal metrics of laboratory operating performance and efficiency, improved in the second quarter of 2004. Second, our lab management team successfully implemented several new cost management initiatives that enabled us to achieve a more efficient deployment of personnel resources in the laboratory.  In addition, we instituted materials management processes that reduced the cost, on a per test basis, for reagents and supplies.

In comparing the second quarter of 2004 to the first quarter of 2004, costs of services declined approximately $308,000 or 1.4%.  As a percentage of revenue, cost of services decreased to 67.1% in the second quarter of 2004 from 72.1% for the quarter ended March 31, 2004.  This decrease in cost of services both in absolute terms and as a percentage of revenue is the result of the aforementioned improvements in operational efficiency and material cost reduction efforts.  For the third quarter of 2004, cost of services as a percentage of revenue, exclusive of costs related to our relocation to Valencia, California that would be included in total cost of services, is expected to remain in line with the second quarter levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $830,000, or 7.8% to $11.5 million for the second quarter of 2004 from $10.6 million for the second quarter of 2003.  The increase relates primarily to the effect of annual salary and compensation adjustments which were implemented in the second quarter of 2004, increased variable expenses, such as commissions and bad debt expense associated with increased sales and expenditures on other programs to support business growth.  These programs to support business growth relate primarily to our continued investment in information systems and client connectivity solutions.  As a percentage of revenue, selling, general and administrative expenses decreased to 34.5% for the quarter ended June 30, 2004 from 36.6% from the comparable prior year quarter.

Sequentially, selling, general and administrative expenses in the second quarter of 2004 increased nearly $290,000, or 2.6%, from the first quarter of 2004.  This increase is the result of higher expenditures on sales and marketing, information technology and client connectivity solutions, and related programs to support new business growth combined with increased variable expenses for commissions and bad debt expense associated with increased sales.  As a percentage of revenue, selling, general and administrative expenses decreased to 34.5% from 35.7% for the quarter ended March 31, 2004.  We expect to see an increase in selling, general, and administrative costs for the third and fourth quarters of 2004 compared to the second quarter of 2004, due to certain move related costs that we will incur as we relocate to our new facility in Valencia.

Stock-Based Compensation Charges

Stock-based compensation charges decreased from approximately $11,000 to $4,000 from the second quarter of 2003 to the second quarter of 2004.  The decline is the result of normal amortization expense during the period.

Interest (Income) Expense, Net

Net interest income decreased from approximately $182,000 for the second quarter, 2003 to $177,000 for the second quarter, 2004.  The reduction in interest income reflects the impact of lower interest rates earned on invested balances during 2004 that was partially offset by an increase in total investment balances resulting from the proceeds of our sale/leaseback agreement for our Valencia facility.  Interest income increased from $63,000 for the first quarter 2004 to $177,000 for the second quarter 2004.

The increase reflects an increase in the amount of investments held during the second quarter over the first quarter resulting from the receipt of proceeds from our sale/leaseback agreement in March 2004.

Provision for Income Taxes (Benefits)

  For the second quarter of 2004, we did not record any additional benefits for income taxes due to considerations regarding the future utilization of existing deferred tax assets that are recorded on our balance sheet as of June 30, 2004.  For the second quarter of 2003, we did record a benefit for income taxes of $952,000.  We do not expect to record any additional benefits for income taxes should they be available.  If our loss narrows and we return to profitability, the effective tax rate could fluctuate significantly depending on the exact nature of the operating results.  Please see “Risk Factor – Our effective tax rate may fluctuate and we may not be able to fully realize all or a portion of our deferred tax assets.”

Net Loss

A net loss of $353,000 was recorded for the quarter ended June 30, 2004 compared to a net loss of $1.9 million for the comparable prior year quarter, an improvement of approximately $1.5 million.  This improvement is due to the higher accession volumes achieved in the second quarter of 2004, combined with the successful implementation of several new cost management initiatives that enabled us to achieve a more efficient deployment of personnel resources and to reduce variable costs for reagents and supplies.  As a percentage of revenue, a net loss of 1.1% was recorded for the quarter ended June 30, 2004 as compared to a net loss of 6.4% for the comparable prior year quarter.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net Revenue

Net revenue increased approximately $5.2 million, or 8.7% to $64.5 million for the six months ended June 30, 2004 from $59.3 million for the six months ended June 30, 2003.  Revenues for the current six month period were impacted primarily by an increase in accession volumes to approximately 1,376,000 for the six months ended June 30, 2004, an increase of more than 12%  from volume of approximately 1,228,000 in the first six months of 2003.  The year-over-year increase in accession volume reflects the increase in business from hospital clients and regional laboratories.  The significant decline in business referred from Unilab Corporation, our largest customer prior to their acquisition by Quest Diagnostics, occurred in the first quarter 2003.  Beginning with the second quarter of 2004, the reduction of volume from Unilab does not have any material direct affect on the comparison with the prior year comparable quarter.  We also experienced a decline of approximately 3.0% in the aggregate average selling price for the first half of 2004 as compared to the first half of 2003.  This decline in aggregate average selling price was due primarily to changes in test mix sent to us by our clients and the loss of higher-priced tests received from Unilab in the first quarter of 2003.

Cost of Services

Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $1.7 million, or 3.9% to $44.9 million for the first six months of 2004 from $43.2 million for the comparable prior year period.  As a percentage of revenue, cost of services decreased to 69.5% for the six months ended June 30, 2004 from 72.7% for the comparable prior year period.  The decline in cost of services as a percentage of revenue is the result of the aforementioned improvements in operational efficiency and the reduction of variable material costs for certain reagents and supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million or 5.1% to $22.6 million for the first six months of 2004 from $21.6 million for the first six months of 2003.  The increase relates primarily to the effect of annual salary and compensation adjustments which were implemented during the second quarter of 2004; increased variable expenses, such as commissions and bad debt expense associated with increased sales volumes; and expenditures on other programs to support business growth.  As a percentage of revenue, selling, general and administrative expenses decreased to 35.1% for the six months ended June 30, 2004 from 36.3% from the comparable prior year period.  We expect to see an increase in selling, general, and administrative costs for the third and fourth quarters of 2004 compared to the six months ended June 30, 2004, due to certain move related costs that we will incur as we relocate to our new facility in Valencia.

Stock-Based Compensation Charges

Stock-based compensation charges increased from approximately $35,000 recorded in the first six months of 2003 to approximately $146,000 recorded in the first six months of 2004.  The increase for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily due to a charge related to the separation of our former chief financial officer and a related modification of his stock option award.

Interest (Income) Expense, Net

Net interest income decreased from approximately $393,000 to $240,000 from the first six months ended 2003 to the first six months ended 2004.  The reduction in net interest income reflects the impact of lower interest rates earned on investment balances during 2004.

Provision for Income Taxes (Benefits)

We did not record any additional benefits for income taxes during the first six months of 2004 due to considerations regarding the future utilization of existing deferred tax assets that were recorded in our balance sheet.  During the first six months of 2003, we recorded a $1.7 million benefit for income taxes.  We do not anticipate recording any additional tax benefits on future loses during the remainder of 2004.  Current and future net operating losses will only be realized when we attain profitability.  If our loss narrows and we return to profitability, the effective tax rate could fluctuate significantly depending on the exact nature of the operating results.  Please see “Risk Factor – Our effective tax rate may fluctuate and we may not be able to fully realize all or a portion of our deferred tax assets.”

Net Loss

We recorded a net loss of $2.9 million for the first six months of 2004 compared to a net loss of $3.3 million for the comparable prior year period.  This resulted in an improvement of approximately $444,000 or 13.3%.  As a percentage of net revenue, a net loss of 4.5% was recorded for the six months ended June 30, 2004 as compared to a net loss of 5.6% for the comparable prior year period.

Liquidity and Capital Resources

Our cash and cash equivalents combined with short-term and long-term investments totaled approximately $44.0 million as of June 30, 2004 as compared to $36.7 million as of December 31, 2003.  This $7.3 million increase is primarily related to the receipt of proceeds, net of $1.6 million in financing related expenses, of $26.2 million from the sale of our Valencia facility to Lexington Corporate Properties Trust on March 18, 2004, and partially offset by capital expenditures of $13.0 million as we resumed construction of our Valencia facility, as reflected in investing activities during the six months ended June 30, 2004.  Our short-term and long-term investments, accounting for $19.8 million, are almost entirely in corporate bonds and government securities.

On February 11, 2004, the Company entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust.  Lexington purchased the existing facility for $47.0 million.  The closing of the sale was completed on March 18, 2004 and we received approximately $26.2 million in proceeds, net of $1.6 million of financing related expenses.  A portion of the proceeds will be used to finance approximately $12.0 million of Company owned leasehold improvements prior to the rent commencement date.  Receipt of the approximately $19.2 million balance of proceeds is expected during the second half of 2004, contingent upon the completion of the construction project and the commencement of lease payments to Lexington.  The $19.2 million balance of proceeds has been recorded as a receivable in our balance sheet as of June 30, 2004.  With construction planned for completion in the third quarter of 2004, the move from the facilities in Santa Monica to Valencia will be conducted in stages beginning in the third quarter of 2004 and we expect to complete the relocation in the first half of 2005.  During the phased relocation process, we anticipate some temporary duplication in operations-related costs between Santa Monica and Valencia as part of our effort to avoid service disruptions and assist in an efficient business transition.  In addition, we expect to incur incremental costs during the relocation process of approximately $2.5 million to $3.0 million for overlapping rents and relocation expenses.  The final timing and costs associated with the move and duplicate operations are contingent upon certain factors outside of our direct control, including final clearance by applicable state agencies.  For more information, please see “Risk Factors - Our planned move to Valencia, California may divert management attention and may lead to disruptions in our operations and service to our customers” and “Risk Factors – Regulatory requirements may affect our plans for a phased relocation to Valencia, California and increase our move-related costs.”

Operating activities for the six months ended June 30, 2004 used net cash of approximately $6.5 million.  The net decrease in the combined accounts payable and accrued liabilities used cash of approximately $4.4 million, primarily for severance, payroll and vendor payments.  The increase in accounts receivable resulted in the use of cash of $3.2 million.  The net loss of $2.9 million was offset by depreciation and amortization of $3.1 million and a $1.1 million reduction in inventory and prepaid assets.  For the six months ended June 30, 2003, $435,000 of cash was provided by operating activities.  For the prior year period, cash was generated primarily by an increase of approximately $2.3 million in accounts payable partially offset by an $800,000 reduction in accrued and long-term liabilities due primarily to severance payment disbursements and a $1.1 million increase in refundable income taxes.  The net loss of $3.3 million was offset by depreciation and amortization of $3.4 million.

Investing activities in the first six months of 2004 provided cash of $3.9 million as we received $27.8 million in proceeds from the sale of our Valencia facility prior to the payment of $1.6 million in financing costs which is reflected in financing activities.  This receipt was partially offset by $13.0 million of capital expenditures as we resumed construction of the Valencia facility and also repositioned $15.8 million of cash and cash equivalents to long-term investments.  For the first six months of 2003, investing activities used cash of $9.8 million as we made capital expenditures to complete the Core and Shell phase of our Valencia facility, completed an information technology infrastructure upgrade for our existing facilities, and improved certain core client electronic ordering and results reporting applications.

Net cash used in financing activities was $776,000 for the first six months of 2004 as compared to cash provided by financing activities of $593,000 for the first six months of 2003.  For the first six months of 2004, we paid $1.6 million in financing related expenses associated with the sale and leaseback of our Valencia facility that was partially offset by the combined receipt of $755,000 from the exercise of stock options and the sale of common stock to employees.  For the first six months of 2003, net cash was provided by financing activities from the combined proceeds from the exercise of stock options and the sale of common stock to employees of $593,000.

We expect existing cash and cash equivalents, short-term investments, line of credit, and the balance of proceeds from the sale and lease-back arrangement will be sufficient to fund our operations, meet our capital requirements to complete the Valencia construction project, relocate our operations from Santa Monica, support our growth, and allow strategic technology licensing and acquisitions for the next year.  Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned.  For more information, please see “Risk Factors – We may need or elect to raise additional funds to fund our operations and activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies.”

Contractual Obligations

There have been no material changes to the contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 except as follows.  On February 11, 2004, the Company entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust, a real estate investment trust.  Lease payments are expected to begin in the third quarter of 2004.  For the first five years lease payments will be fixed at an annual rate of approximately $3.5 million and will be adjusted every five years.  Lease payments for years 6 through 10 will be the amount necessary to fully amortize the total project cost over 15 years at an interest rate equal to the sum of the then interpolated 15-year U.S. Treasury Bond rate plus 75 basis points.  Payments will be increased 10% for years 11 through 15 with an additional 10% increase scheduled for years 16 through 20.  The primary term for the lease is twenty years.  We have three options to extend the term of the lease: two renewal options of five years each and a third renewal option for four years and six months.  (Please see our Condensed Consolidated Financial Statements – Note 9 and Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for further discussion.)

In the table below, we set forth our estimated operating lease obligations, based on interest rates in effect on March 31, 2004, related to this new lease agreement.  For 2004, lease payments are anticipated to begin in the third quarter of 2004.  Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  The estimates of future lease payments are subject to changes in the interpolated 15-year Treasury Rate, which has increased slightly since the sale and leaseback transaction was completed, and which can be expected to vary further prior to and during years 6 through 20 of the lease.  Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.

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

In June and October 2001, we underwent unannounced inspections by CDHS representing both the State of California and acting as agent of CMS under CLIA.  Based upon these inspections, and findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law, in 2002 CDHS and CMS separately imposed sanctions, including notice of revocation of our CLIA certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, and civil money penalties.

After filing supplemental documentation supporting our compliance with the applicable requirements with CDHS and CMS, CDHS conducted additional unannounced inspections, and we provided additional documentation supporting our compliance with CDHS requirements.  CDHS subsequently indicated that we were in substantial compliance with California clinical laboratory law, and CMS also notified us that it had deemed Specialty in compliance with all condition level requirements of CLIA.  CDHS and CMS assessed civil money penalties in excess of $700,000, and we did not challenge the penalties.

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

Because of uncertainty surrounding the sanctions imposed by CMS in 2002, questions about our clients’ ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing.  As a result, our total accessions declined in 2002 and 2003.  While accession volumes rose in the first and second quarters of 2004, we cannot provide any assurances that our clients will continue sending us specimens for testing due to a variety of factors, including competition from other reference laboratories and our clients internalizing testing we now perform for them.  We also cannot provide assurances that our accessions will continue increasing, and they may decline again.  If our accessions decline again, or if they fail to continue increasing, it could materially adversely affect our business, financial condition, results of operations and prospects.

Some of our customers are also our primary competitors. If they reduce or discontinue purchasing our assays for competitive reasons, it will reduce our net revenue.

Some of our customers, such as Quest, LabCorp and ARUP, also compete with us by providing esoteric testing services. They often refer assays to us that they either cannot or elect not to perform themselves. During 2002, we saw a significant decline in test volumes referred to us from our competitors.  Sales to our competitors were approximately 4% of our net revenue for the years ended December 31, 2003 and 2002. These parties may decide not to refer assays to us because they wish to develop and market assays similar to ours, and we may experience a further decline in our net revenues from these competitors. For example, in April 2002, Quest announced that they had entered into a definitive agreement to acquire Unilab Corporation.  Unilab, our largest customer, comprised approximately 10% and 8% of our net revenue for the years 2002 and 2001, respectively.  As a result, Unilab did not renew the three-year agreement with us, which expired in October 2002.  We experienced a significant decline in testing volumes sent to us from Unilab after expiration of the contract.  In February 2003, with the completion of Unilab’s acquisition by Quest, we received notice that Unilab would stop sending us certain higher priced tests and these tests volumes ended in early April 2003.  For 2003, Unilab contributed less than 3% of our net revenue. We experienced a significant reduction in volume from Quest, LabCorp, Mayo and ARUP in 2002 and 2003, and if these or other laboratories decide to reduce or discontinue purchases of our assays for competitive or other reasons, it will reduce the number of our accessions and reduce our net revenue.

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

Any of our competitors may successfully develop and market assays that are either superior to, or are introduced prior to, our assays. If we do not compete effectively with other independent clinical laboratories, we may be unable to maintain or grow in relation to our competitors.

Intense competition and consolidation in our industry could materially adversely affect our business, financial condition, results of operations and prospects.

The clinical laboratory industry is intensely competitive and highly fragmented. Our current competitors include large national laboratories that offer a wide test and product menu on a national scale as well as smaller niche and regional organizations. Some of our large competitors have expanded, and may continue to expand, their competitive product offerings through acquisitions. For example, Quest, the nation’s leading provider of diagnostic testing and related services for the healthcare industry, recently acquired American Medical Laboratories Incorporated, a national provider of esoteric testing to hospitals and specialty physicians, Clinical Diagnostics Services, Inc., a provider of routine and esoteric testing, and Unilab Corporation, a leading clinical testing laboratory.  LabCorp recently acquired Dianon Systems Inc., a leading U.S. provider of anatomic pathology and oncology testing services.  Acquisitions among existing and future competitors may allow them to rapidly gain greater market share. In addition, some of our customers refer assays to us that they cannot perform themselves. These customers may no longer need to refer assays to us if they develop assays similar to us through the acquisition of other esoteric laboratories. A loss of business and customers from such acquisitions could materially adversely affect our business, financial condition, results of operations and prospects.

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

In addition, the trading price of our common stock may materially decline regardless of our operating results and performance.  The market price of our common stock has been subject to significant fluctuations since our initial public offering in December 2000.  The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of clinical laboratory, biotechnology and other health care service companies.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  As previously announced, such securities claims were filed against us in May and June 2002.  Litigation of this type is often expensive and diverts management’s attention and resources, and we can provide no assurance that we will be successful in defending these actions.  For more detailed description of the purported class-action securities claims filed against us, please see “Part II. Item 1. Legal Proceedings” below.

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

We reported $6,184,000 of deferred income taxes (current and long-term) in the June 30, 2004 balance sheet, with approximately $9,732,000 of this amount related to federal and state net operating loss carryforwards (NOL’s).  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company’s valuation allowance totaled approximately $2.3 million at June 30, 2004.  Realization of the NOL’s generated through June 30, 2004 is dependent on Specialty’s ability to generate approximately $21.3 million of federal and $28.2 million of state ordinary income in future years.  However, we cannot provide any assurances that the NOL’s will be realized.  Inability to generate the necessary ordinary income, and our inability to realize the NOL’s, could have a material adverse effect on our results of operations in future quarters.  The federal NOL’s begin expiring in 2024 and the state NOL’s begin expiring in 2014.

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

Regulatory requirements may affect our plans for a phased relocation to Valencia, California and increase our move-related costs.

Representatives of the State of California, Department of Health Services have stated verbally that they may enforce certain requirements for assay validation and on-site inspection of each assay we perform prior to our being allowed to begin patient testing at our new Valencia laboratory facility.  While we have requested the legal or regulatory authority for such requirements from the state representatives, as well as a written description of these requirements, we have not yet received any substantive response.

While we currently do not believe that there is a legal or regulatory basis for such requirements, if such a legal or regulatory basis for these validation and inspection requirements does exist, or if the Department of Health Services enforces these requirements, our phased relocation plan could be significantly affected.  Staffing of state laboratory inspectors has been significantly affected by budgetary cuts, and the number of inspectors has been drastically decreased over the last several years.  Because the state representatives have indicated that patient testing may not be performed prior to new assay validation and on-site inspection, we may be forced to establish redundant laboratory systems in Valencia on a temporary basis, validate each assay and request a state inspection while concurrently running the assay in our Santa Monica laboratory facilities in order to avoid any service disruptions to our clients.  We may also we may be forced to delay the laboratory portion of our phased relocation.  Alternatively, to avoid redundancy and duplicative costs, we may need to increase the number of tests we send out to other laboratories while awaiting assay validation and state inspection at the Valencia facility.  We can provide no assurances that the State of California will not impose such validation and inspection requirements.

Implementing any redundant testing, any delay in our relocation timing, and any increase in our test send-outs could significantly increase the anticipated costs associated with our relocation, including the costs of redundant equipment, personnel, and supplies, and possible extensions of our leases for our buildings in Santa Monica.  Such increased costs could significantly harm our business.

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

We believe that we are in material compliance with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information.  However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data.  While we believe we are in compliance in all material respects with the applicable HIPAA regulations, our failure to comply could subject us to fines and penalties, and have a detrimental effect on our business.  We may be subject to inspections or investigations by state or federal regulatory entities that enforce privacy laws and regulations, and we can provide no assurances that we will be found fully compliant with HIPAA or other privacy laws and regulations.  Any findings of non-compliance with HIPAA or other privacy laws and regulations could significantly harm our client’s confidence in abilities, and could significantly harm our business.

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

If we lose our competitive position in providing valuable information technology solutions as an ancillary service to our customers, we may not be able to maintain or grow our business.

Over the past five years, we have made a substantial investment in our information technology solutions, such as DataPassport®, DataPassportMD®, and Outreach Express®, to facilitate electronic assay ordering and results reporting as a value added service for our customers.  We believe that these solutions are one factor considered by our customers when selecting a reference laboratory.  In the future, our competitors may offer similar or better information technology solutions to our existing and potential customer base.  If this occurs, we may lose this competitive advantage, and as a result, may be unable to maintain or increase our business growth.

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

In June 2004 we became aware of a lawsuit filed against us by Prometheus Laboratories, Inc. (“Prometheus”).  The complaint, which we have not yet been formally served with, alleges infringement of Prometheus’ patent rights by a new assay we announced for the monitoring of drug levels in connection with the treatment of Inflammatory Bowel Disease.  Based partly on the threat of the litigation, and the service disruption the lawsuit could have on our clients, we have not yet made this new assay available to our clients.  While we are discussing the matter with Prometheus, and we are hopeful the matter will be resolved without the litigation proceeding, we cannot provide any guarantees that Prometheus will not continue the litigation.

Patent infringement suits, including the suit by Prometheus, could be expensive to defend and could divert management’s time and resources, regardless of the merit or validity of any such suit.  Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and there can be no assurance that there will be no adverse consequences to us.  As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and such litigation, or the threat of such litigation, could force us to do one or more of the following:

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

We may need or elect to raise additional funds to fund our operations and activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies.

While we expect existing cash and cash equivalents, short-term investments, and lines of credit will be sufficient to fund our operations, meet our capital requirements to complete the Valencia construction project, relocate our operations from Santa Monica, support our growth, and allow strategic technology licensing and acquisitions for the next year, and we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned.  It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies.  We could raise such funds by selling additional equity securities to the public or to selected investors, or by borrowing money.  In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons.  We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.  In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Our principal shareholder is the Specialty Family Limited Partnership, whose sole general managing partner, James B. Peter, M.D., Ph.D., is a member of our board of directors.  Specialty Family Limited Partnership, together with Dr. Peter, currently beneficially own approximately 61% of the outstanding shares of our common stock. Accordingly, the Specialty Family Limited Partnership along with Dr. Peter will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets.  Our principal shareholder will also have the power to prevent or cause a change in control.  The interests of this shareholder may differ from other shareholders’ interests.  In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

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

At June 30, 2004, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet.  At June 30, 2004, we had cash and cash equivalents of $24.2 million, which had a weighted average yield of 1.21% per annum.  At June 30, 2004, our short-term investment balance of $4.0 million, consisting of corporate bonds and government securities with maturity dates less than one year, had a weighted average yield per annum of 3.37% and an average of 143.5 days until maturity.  At June 30, 2004, our long-term investment balance of $15.8 million consisted of government securities with maturity dates beyond one year had a weighted average yield per annum of 2.54% and an average of 30 months until maturity.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As previously reported, in May and June 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California, and subsequently consolidated as “In re Specialty Laboratories Securities Litigation”. The lawsuit purports to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 (“Class Period”). The lawsuit alleges that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleges, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs seek compensatory damages, including interest, costs and expenses, attorneys’ fees, and other relief. Plaintiffs have filed several amended complaints, and we in turn have filed motions to dismiss these complaints.  The court ruled on these motions, dismissing some claims and not dismissing others, and allowed plaintiffs to proceed with their claims against the Company and several current and former officers and directors for alleged violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934.  We have provided notice to our directors and officer’s insurers, and believe that we have insurance applicable to the defense of the lawsuits. We also believe that the claims against us and our current and former officers and directors are without merit, and intend to defend these lawsuits vigorously.  On June 14, 2004, we announced an agreement in principle to settle the consolidated lawsuits for $12 million, which is to be paid fully by our insurance carriers.  As the settlement and defense costs are being paid by our insurance carriers, we do not anticipate any costs associated with the defense or settlement of the claims to have a material impact on our finances.

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

On June 14, 2004 we became aware of a lawsuit filed against us in the U.S. District Court for the Southern District of California by Prometheus Laboratories, Inc. (“Prometheus”).  The complaint, which we have not yet been formally served with, alleges infringement of Prometheus’ patent rights by a new assay we announced for the monitoring of drug levels in connection with the treatment of Inflammatory Bowel Disease.  Based partly on the threat of the litigation, and the service disruption the lawsuit could have on our clients, we have not yet made this new assay available to our clients.  While we are discussing the matter with Prometheus, and we are hopeful the matter will be resolved without the litigation proceeding, we cannot provide any guarantees that Prometheus will not continue the litigation.  In the event that Prometheus continues the litigation, we would vigorously defend such suit.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on June 3, 2004.  The matters voted on at the annual meeting and the tabulation of votes on such matters are as follows:

a)     Election to the Company’s Board of Directors:

The following nine directors were elected for a one-year term.

	Number Voting	For	Against or Withheld
Thomas R. Testman	21,834,954	21,071,295	763,659
Douglas S. Harrington	21,834,954	21,303,597	531,357
Richard E. Belluzzo	21,834,954	21,071,927	763,027
Michael T. DeFreece	21,834,954	21,305,229	529,725
Deborah A. Estes	21,834,954	21,305,199	529,755
Hubbard C. Howe	21,834,954	21,305,229	529,725
William J. Nydam	21,834,954	20,915,973	918,981
James B. Peter	21,834,954	17,532,176	4,302,778
David R. Schreiber	21,834,954	21,304,879	530,075

b)    To approve the Company’s 2000 Stock Incentive Plan.

The shareholders approved the Company’s 2000 Stock Incentive Plan by the following vote:

Number Voting	For	Against	Abstained	Broker Non-Vote
21,834,954	19,280,453	1,246,011	8,396	1,300,094

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this Quarterly Report.

3.1	Articles of Incorporation. (1)
3.2	Form of By-laws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
†10.1	2000 Stock Incentive Plan. (1)
†10.2	2000 Employee Stock Purchase Plan. (1)

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

+10.7	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant. (1)
+10.8	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant. (6)
+10.9	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended. (3)
+10.10	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant. (1)
+10.11	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant. (1)
+10.12	Shared Services Health Care letter of confirmation dated June 5, 2000. (1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property. (1)
†10.14	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant. (8)
†10.15	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002. (5)
†10.16	Paul F. Beyer severance agreement dated June 6, 2002. (5)
+10.17	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant. (1)
+10.18	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant. (1)
+10.19	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant. (1)
+10.20	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant. (1)
10.21	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002. (5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc. (2)
†10.23	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended. (4)
†10.24	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant. (8)
†10.25	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant. (9)
†10.26	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant. (9)
†10.27	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant. (9)
†10.28	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant. (9)
†10.29	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant. (9)
†10.30	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant. (9)
†10.31	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant. (9)
†10.32	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant. (9)
†10.33	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant. (9)
+10.34	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant. (9)
+10.35	Agreement dated August 15, 2003 between Chiron Corporation and Registrant. (9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant. (9)
†10.37	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant. (10)
10.38	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California. (10)

10.39

Agreement for Sale and Leaseback dated February 22, 2004 between Lexington Corporate Properties Trust (Buyer) and Registrant (Seller) for property located at 27027 Tourney Road, Santa Clarita, California. (11)

10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California. (11)
10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California. (11)
†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant. (11)
†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant. (11)
*10.44	First Amendment to Lease dated June 2, 2004 between Water Garden Company, L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	California Department of Health Services Letter dated June 28, 2002. (6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002. (6)
99.3	California Department of Health Services Letter dated July 18, 2002. (6)

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

(11) This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004 with the Securities and Exchange Commission on May 12, 2004 and is incorporated herein for reference.

(b)           Reports on Form 8-K:

On April 12, 2004, the Company filed a report on Form 8-K (Items 5 and 7) to report that it had announced the appointment of Kevin R. Sayer as Executive Vice President and Chief Financial Officer effective April 12, 2004, attaching a related press release.

On April 21, 2004, the Company filed a report on Form 8-K (Items 7, 9 and 12) with respect to its results of operations for the quarter ended March 31, 2004, attaching a copy of a press release containing financial results for such periods.

On June 4, 2004, the Company filed a report on Form 8-K (Items 5 and 7) to report that at its annual shareholder meeting for 2004, shareholders elected all previously named nominees for the board of directors, including three new directors and six incumbent directors, attaching a related press release.

On June 14, 2004, the Company filed a report on Form 8-K (Items 5 and 7) to report that it had announced an agreement in principle to settle the securities class action lawsuits brought in the United States District Court for the Central District of California, and subsequently consolidated as “In re Specialty Laboratories Securities Litigation,” attaching a related press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation

Dated: August 5, 2004	By:
/s/ DOUGLAS S. HARRINGTON
		Name:	Douglas S. Harrington
		Title:	Chief Executive Officer and Director

Dated: August 9, 2004	By:
/s/ KEVIN R. SAYER
		Name:	Kevin R. Sayer
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation. (1)
3.2	Form of By-laws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
†10.1	2000 Stock Incentive Plan. (1)
†10.2	2000 Employee Stock Purchase Plan. (1)
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

+10.7	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant. (1)
+10.8	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant. (6)
+10.9	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended. (3)
+10.10	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant. (1)
+10.11	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant. (1)
+10.12	Shared Services Health Care letter of confirmation dated June 5, 2000. (1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property. (1)
†10.14	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant. (8)
†10.15	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002. (5)
†10.16	Paul F. Beyer severance agreement dated June 6, 2002. (5)
+10.17	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant. (1)
+10.18	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant. (1)
+10.19	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant. (1)
+10.20	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant. (1)
10.21	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002. (5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc. (2)
†10.23	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended. (4)
†10.24	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant. (8)
†10.25	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant. (9)
†10.26	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant. (9)
†10.27	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant. (9)
†10.28	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant. (9)
†10.29	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant. (9)

†10.30	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant. (9)
†10.31	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant. (9)
†10.32	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant. (9)
†10.33	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant. (9)
+10.34	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant. (9)
+10.35	Agreement dated August 15, 2003 between Chiron Corporation and Registrant. (9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant. (9)
†10.37	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant. (10)
10.38	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California. (10)
10.39

Agreement for Sale and Leaseback dated February 22, 2004 between Lexington Corporate Properties Trust (Buyer) and Registrant (Seller) for property located at 27027 Tourney Road, Santa Clarita, California. (11)

10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California. (11)
10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California. (11)
†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant. (11)
†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant. (11)
*10.44	First Amendment to Lease dated June 2, 2004 between Water Garden Company, L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	California Department of Health Services Letter dated June 28, 2002. (6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002. (6)
99.3	California Department of Health Services Letter dated July 18, 2002. (6)

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

(11) This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004 with the Securities and Exchange Commission on May 12, 2004 and is incorporated herein for reference.