Form 10-K
period 2004-12-31
SPECIALTY LABORATORIES INC
filed 2005-03-15
CIK 1123333

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-16217

SPECIALTY LABORATORIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-2961036 (IRS Employer Identification No.)
27027 Tourney Road Valencia, California 91355 (Address of principal executive offices, including zip code)
Registrant's Telephone Number, Including Area Code: (661) 799-6543

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    ☐

        As of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant was $73,592,252 (based upon the last closing price for shares of the registrant's Common Stock as reported by the New York Stock Exchange as of that date). Shares of Common Stock held by each officer, director, and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 8, 2005, there were approximately 23,090,541 shares of Common Stock outstanding.

Documents Incorporated By Reference

        Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled for May 12, 2005, to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2004 covered by this report.

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

        This Annual Report on Form 10-K, includes information incorporated herein by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "will," "estimate," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important language regarding factors which could cause actual results to differ materially from such expectations are disclosed in this Annual Report, including without limitation under the caption "Risk Factors" beginning on page 22 of this Annual Report, and in filings with the Securities and Exchange Commission ("SEC") made from time to time by Specialty Laboratories, including our periodic filings on Form 10-Q and current reports on Form 8-K. All forward-looking statements attributable to Specialty Laboratories are expressly qualified in their entirety by such language.

PART I.

ITEM 1. BUSINESS

Overview

        Specialty Laboratories is a leading hospital-focused clinical reference laboratory, performing highly advanced, clinically useful testing services for hospitals, laboratories and physician specialist's nationwide. We believe we offer one of the most comprehensive menus of esoteric assays in the industry, many of which have been developed or enhanced through our internal research and development efforts. Esoteric assays are complex, comprehensive or unique tests used to diagnose, evaluate and monitor patients. These assays are often performed by highly skilled personnel using sophisticated instruments and are therefore offered by a limited number of clinical laboratories.

        Our primary customers are hospitals, independent clinical laboratories and physicians. We have aligned our interests with those of hospitals by generally not competing for routine testing that provides them with a valuable source of revenue. We educate physicians on the clinical value of our assays through our information-oriented marketing campaigns. Our technical, experienced sales force concentrates on the hospitals and independent laboratories that serve as distribution channels for physician assay orders. We use our advanced information technology solutions to accelerate and automate electronic assay ordering and results reporting with these customers.

        We are a California corporation and were incorporated in 1975 under the name Clinical Immunology Laboratories, Inc. In 1985 we changed our name to Specialty Laboratories, Inc. Our principal offices are located at 27027 Tourney Road, Valencia, California 91355.

        We maintain a World Wide Web site at www.specialtylabs.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC as soon as reasonably practicable after filing with or furnishing to the SEC. We also make available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter, Code of Conduct/Ethics and Corporate Governance Guidelines, copies of which are also available in print to any shareholder upon request. The information on our web site should not be considered part of this Report.

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

  Routine Segment of Clinical Laboratory Industry

        Routine tests are ordered by physicians and may be performed by clinical laboratories through the use of standardized prepared kits manufactured by diagnostic companies. Routine tests include procedures in the areas of blood chemistry, hematology, urine chemistry, bacteriology, tissue pathology and cytology. Commonly ordered individual routine tests include red and white blood cell counts, Pap smears, blood cholesterol level tests, urinalyses and pregnancy tests. Because routine tests often employ mass-produced commercial kits, which can be performed with limited training, they are usually more competitively priced than esoteric assays. Although we can perform routine tests, we generally do not compete in the routine segment of the clinical laboratory industry.

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

Our Competitive Advantages

  Comprehensive Menu of Esoteric Assays

        We currently offer a comprehensive menu of more than 2,500 esoteric assays. The breadth of our assay menu distinguishes us from large independent laboratories which typically offer only a select number of esoteric assays, and from smaller niche laboratories focused on specific clinical areas. Our comprehensive menu allows our customers to rely on us for substantially all of their esoteric testing needs.

        Many of our assays were developed or modified through our R&D efforts and are unique to us. We have historically leveraged our expertise in molecular diagnostics and applied it to high growth segments of the esoteric testing industry including fields of medicine such as infectious disease, gastroenterology, oncology, endocrinology, and cardiology. We believe that we have developed one of the most extensive menus of assays in these attractive growth areas.

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

        We market and sell many of our esoteric assays under trademarks such as GenotypR™, our assays for predicting resistance to HIV, and ANAlyzer®, our assays used to help diagnose complex autoimmune disorders. For the year ended December 31, 2004, approximately 31% of our net revenue was derived from branded esoteric assays. We believe these branding efforts have contributed to increased market share and premium pricing as physician specialists often continue to rely on our products, even after the introduction of a similar assay by a competitor.

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

Products and Services

        We perform all of our testing services at our laboratory facility in Valencia, California. We do not have patient service centers and therefore do not obtain specimens directly from patients. Typically, our customers collect a patient's specimen and forward it directly to our laboratory facility. Our laboratory facility accepts specimens 24 hours a day, seven days a week, 365 days a year. Most specimens are analyzed and the results are reported within 48 hours of receipt.

        We currently offer a comprehensive menu of esoteric assays. Following a business evaluation of our testing menu in the second half of 2002 and the resultant elimination of certain low-volume or clinically redundant services, the menu currently consists of more than 2,500 esoteric assays. The breadth of our assay menu distinguishes us from large independent laboratories that typically offer only a select number of esoteric assays and from smaller niche laboratories focused on specific clinical areas. Our comprehensive menu allows our customers to rely on us for substantially all of their esoteric testing needs. Esoteric assays are typically ordered when a physician requires additional information to complete a diagnosis, establish a prognosis, or to choose and monitor a therapeutic regimen.

        Many of our assays were designed by our R&D team and are unique to us. We have historically leveraged our expertise in molecular diagnostics and applied it to high growth segments of the esoteric testing industry including fields of medicine such as infectious disease, gastroenterology, oncology, endocrinology and cardiology. Molecular diagnostic assays comprised approximately 27% of our net revenue for the year ended December 31, 2004. Broadly speaking, molecular diagnostics includes all test procedures incorporating or identifying DNA- or RNA-based targets. This includes assays detecting the presence of a gene for a given disorder such as cystic fibrosis and assays examining DNA to help predict a patient's response to different drugs, such as HIV resistance assays. These assays can also detect viruses by identifying their unique genetic profile. We believe that we have developed one of the most extensive menus of molecular diagnostics assays. As a result of this expertise, we intend to develop novel, first-to-market assays and capture additional revenues by capitalizing on recent advances in the accumulated knowledge of the human genome.

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

        We market and sell many of our assays under trademarked names such as GenotypR™ and Phenoscript™, our assays for predicting resistance to HIV, and ANAlyzer®, our assays used to diagnose complex autoimmune disorders. For the year ended December 31, 2004, approximately 31% of our net revenue was derived from branded esoteric assays. We believe these branding efforts have contributed to increased market share and premium pricing as physician specialists often continue to rely on our products, even after the introduction of a similar assay by a competitor.

        While we offer more than 2,500 esoteric assays, 59 of our esoteric assays currently account for a substantial portion of our net revenue. These assays, on a net revenue basis, accounted for approximately 47% and 45%, respectively, of our net revenue for the years ended December 31, 2004 and 2003. For more information, see "Risk Factors—We rely on a few assays for a significant portion of our net revenue. If demand for these assays were to weaken for any reason, our net revenue would decrease."

Marketing and Sales

  Marketing and Sales Organization

        Our marketing and sales organization consists of a staff of seven marketing professionals and approximately 36 technical representatives and sales managers. Sales representatives principally focus on large accounts including hospitals or independent laboratories throughout the United States, with a small percentage of their time spent selling directly to physician specialists. Currently three sales representatives focus primarily on national accounts and group purchase organizations. We continually educate our sales representatives on the technical and clinical merits of our products. We use traditional sales meetings, technical on-line sales training and in-the-field training to ensure our sales representatives are properly informed about all areas of our product lines and selling processes.

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

  Customers

        Our customers include hospitals, independent laboratories, physician specialists and other medical providers. The following table provides percentages of our net revenue by class of customer:

	Years Ended December 31,
	2002	2003	2004
Hospitals	60.9%	64.2%	60.6%
Independent Laboratories	29.4%	26.0%	30.2%
Physician Specialists and Others	9.7%	9.8%	9.2%

Total	100.0%	100.0%	100.0%

  Hospitals

        Hospitals accounted for approximately 61% of our net revenue for the year ended December 31, 2004. Of the estimated 5,000 hospitals to which we target our services, approximately 2,000 are currently our customers. We are a primary provider of esoteric reference laboratory testing services for approximately 250 of these hospital customers.

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

Group Purchasing Organization	Estimated Number of Member Hospitals	Contract Expiration Date
Novation	1,800	April 2006
Premier Partners	1,453	September 2007
MedAssets HSCA**	1,500	June 2005
AmeriNet	1,400	March 2008
MAGNET	900	December 2006
Managed Healthcare Associates	600	January 2009
Consorta	510	June 2008

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

  Independent Laboratories

        For the year ended December 31, 2004, independent laboratories represented approximately 30% of our net revenue. Regional and national independent laboratories together comprise more than 1,300 accounts in the independent laboratory segment that we can potentially serve. Regional independent laboratories typically receive test requests directly from physicians. Regional laboratories will perform the routine tests and outsource the esoteric assays to an esoteric national laboratory like us. Although other national independent laboratories perform some esoteric testing, they may outsource to us any esoteric assays they are unable to perform and also honor requests from physician specialists who specify that we perform particular assays.

  Physician Specialists and Others

        For the year ended December 31, 2004, physician specialists comprised approximately 4% of our net revenue and represented approximately 352 accounts. Currently, there are more than 200,000 physician specialists in the U.S., of which approximately 120,000 fall directly into our targeted medical specialties. Although they account for a small percentage of direct net revenue, physician specialists can influence the clinical acceptance of an assay, and can specifically influence laboratory choice by specifying that a particular specimen be sent to us or by ordering a particular assay that is unique to or branded by us.

        Our remaining net revenue is derived primarily from clinical trials drug development testing, international and industrial accounts. Altogether, these testing services comprised approximately 5% of our net revenue for the year ended December 31, 2004.

Payors, Billing & Reimbursement

        We typically bill our customers, such as hospitals or other independent laboratories, directly. In some instances, we bill the individual patient directly or third party payors such as Medicare, Medicaid or private insurance. The following table illustrates our payor mix as a percent of net revenue:

	Years Ended December 31,
	2002	2003	2004
Customer	85.4%	86.4%	85.3%
Patient	8.0%	5.3%	5.4%
Medicare	2.9%	4.0%	4.6%
Medicaid	1.9%	2.5%	2.6%
Other Insurance	1.8%	1.8%	2.1%

Total	100.0%	100.0%	100.0%

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

Research and Development

        The role of R&D at Specialty continues to be the driving force of new assay development, evaluating alternatives to costly diagnostics, improving existing assay performance and commercializing existing technologies developed by our strategic partners. Our new, more focused approach on assay development will result in a smaller number of tests developed than in the past, and a greater emphasis on revenue opportunities. Our process of creating a new assay begins with input from many sources, including our scientific team, our marketing department, scientific symposia, customers, and scientific journals. A team composed of representatives from R&D, marketing and operations evaluates the potential for a proposed assay, examining issues from disease prevalence to production costs. In addition to clinical utility of the tests, we review other decision-making variables such as physician acceptance, relationship to an available therapeutic, reimbursement, and other variables impacting the possible success of a test release. All of our R&D efforts have been company-sponsored. No R&D efforts have been sponsored by our customers. R&D spending has averaged $1.7 million per year for the past three years. Our R&D efforts enable us to grow revenues, increase market share and provide the opportunity for premium pricing.

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

Competition

        The esoteric clinical laboratory business is highly competitive and is dominated by several national laboratories, as well as many smaller niche and regional organizations. Our primary competitors include large independent laboratories, such as Quest Diagnostics and Laboratory Corporation of America Holdings, or LabCorp, that offer a wide test and product menu on a national scale. These large national independent laboratories have significantly greater financial, sales and logistical resources than we do and may be able to achieve greater economies of scale, or establish contracts with payor groups on more favorable terms than we can. We also compete with smaller niche laboratories, like Prometheus Laboratories and Athena Diagnostics, that address a narrow segment of the esoteric market by offering very specific assay menus. Finally, institutions that are affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional University Pathologists, or ARUP, generally lack the advantages of larger commercial laboratories and compete with us in the esoteric market.

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

Government Regulation

  Antifraud Laws/Overpayments

        Numerous federal and state laws provide for penalties in connection with improper billing practices involving healthcare services. Remedies under these laws include imprisonment, monetary penalties, multiples of damages, asset forfeitures, and exclusion from federal and state healthcare payment programs. These laws include, among others, the federal False Claims Act, which prohibits the submission of fraudulent claims in connection with Medicare, Medicaid and certain other governmental programs. Monetary penalties of up to $11,000 for each improper claim plus treble damages can be recovered under the False Claims Act. In addition to direct suits by the federal government, the False Claims Act authorizes private parties to bring suit on behalf of the government against providers and entitles such a person to a portion of any final recovery. In addition, the Social Security Act provides for civil monetary penalties of up to $10,000 for each service improperly billed for and recovery of treble damages for services which are fraudulently billed to the Medicare program or a Medicaid program. Providers convicted of any criminal offense relating to their provision of Medicare or Medicaid covered services or of certain felonies in connection with other private or governmental healthcare programs are subject to mandatory exclusion from the Medicare and Medicaid programs. In addition, the federal Centers for Medicare & Medicaid Services (CMS) may exclude from the Medicare and Medicaid programs any provider convicted under state or federal law of certain offenses relating to fraud or other misconduct in connection with the provision of health care services, or who has been subjected to a civil monetary penalty under the above-described provisions of the Social Security Act. CMS also may suspend Medicare payments to any provider it believes has engaged in fraudulent billing practices. Remedies generally similar to those described above are also available to state Medicaid programs, and California law also denies Medi-Cal enrollment to any provider that has entered into a settlement in lieu of conviction for fraud or abuse in any government program and further provides that a provider that is under investigation by certain government agencies for fraud or abuse shall be subject to temporary suspension from the Medi-Cal program.

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

        Both the Stark Law and the Physician Ownership and Referral Act contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has shareholders' equity of $75 million at the end of its most recent fiscal year, and satisfies certain other requirements. California's self-referral restrictions applicable to referrals of workers' compensation testing also contain a similar exception, except that this exemption requires that total gross assets at the end of the laboratory's most recent fiscal year has to be at least $100 million. At our fiscal years ended December 31, 2000 through 2005, our shareholders' equity and total assets exceeded $100 million, and we are therefore entitled to the benefit of the public company exemptions. However, the public company exemptions most likely were not available to us prior to January 1, 2000. Because many of our shareholders hold stock in the name of their stock brokerage firm, it may not have been possible for us to fully comply with the self-referral requirements prior to our qualifying for the public company exemptions. Despite the public company exemptions, we will need to monitor our compensation relationships with physicians under the self-referral laws on an on-going basis. For example, our provision of information technology support to physician customers must be carefully structured in order to comply with the self-referral laws. Laboratories which violate the Stark Law must refund any amounts collected in connection with prohibited referrals and are also subject to monetary penalties of $15,000 for each test improperly billed for and exclusion from the Medicare and Medicaid programs. In addition, billings for services where the referral was prohibited may be actionable under false claims statutes. Substantial penalties may also be imposed in the event of Physician Ownership and Referral Act violations. Although we believe that we are in compliance in all material respects with the Physician Ownership and Referral Act and the Stark Law, there can be no assurance that we will not be found to be in violation of these laws in the future. In addition, other states have self-referral restrictions with which we may have to comply that may differ from those imposed by federal and California law.

        Extensive regulations implementing and interpreting certain provisions of the Stark Law have been released by CMS. Provisions contained in the regulations which define the types of indirect compensation relationships to which the Stark Law applies and which create new exceptions for certain types of financial relationships may have some relevance to us. In addition, the regulations interpret an exception under the Stark Law which allows laboratories to provide physicians with supplies used solely to collect, transport, process or store specimens. CMS believes this exception is limited to items of low value, such as single use needles, vials and specimen cups, and that biopsy needles, and similar items such as snares, reusable aspiration and injection needles and gloves, do not function solely as specimen collection devices, and therefore trigger the self-referral restrictions if they are provided without a fair market value charge. However, California's self-referral restrictions contain no exemption which would allow such items to be sold to physicians, even at fair market value, and a laboratory complying with CMS interpretations may be required to have its California physician customers obtain the restricted types of supplies from third parties. The Stark Law regulations also acknowledge that a laboratory's provision of the services of a phlebotomist without charge is permitted so long as the phlebotomist performs solely laboratory functions for the laboratory providing the phlebotomist.

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

        A number of business practices in the clinical laboratory industry have been criticized by the OIG, including the provision of phlebotomy or processing staff to clients who perform clerical or other functions for the client which are not directly and solely related to the collection or processing of laboratory specimens, the provision of computers or fax machines to clients which are not used exclusively in connection with performance of the laboratory's work, the lease of space in a physician's office for rent which exceeds the fair rental value of such space, certain acquisition agreements where the sellers may make referrals to the buyer after the sale and other compensation relationships between laboratories and entities from which they receive referrals, or to which they make referrals, if such relationships are intended to induce referrals. In addition, the OIG has indicated that discounts given by laboratories to clients with respect to their private pay patients and/or HMO patients must not be intended to induce referrals of Medicare or Medicaid patients by the client to the laboratory. Our business practices are governed by the anti-kickback laws, including our negotiated discounted pricing arrangements, our participation in group purchasing organizations and provision of information technology to our customers. We believe the Office of Inspector General's concerns regarding discounts should not apply to us, in part because statutory exceptions and safe harbor regulations are available to protect certain discounts offered to customers. We also believe that certain payments we make to group purchasing organizations are protected under a safe harbor regulation.

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

        Any action taken against us under the Medicare/Medicaid anti-kickback statute could result in criminal penalties being imposed, civil monetary penalties of $50,000 per violation plus treble damages, and exclusion from Medicare and Medicaid participation. Laboratories that violate the California anti-kickback laws or similar anti-kickback, anti-markup, or direct billing laws of other states may be subject to loss of licensure and substantial fines.

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

  Certification and Licenses

        We are required to maintain various federal and state licenses, certifications and permits. Our laboratory is certified pursuant to the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which subject clinical laboratories to national standards. Because of the location of our laboratory in Valencia, licensure is also required under the laws of the State of California. Since we perform testing for patients from all states, we hold licenses in additional states where such licensure is required by local state law, including Florida, Maryland, New Hampshire, New York, Pennsylvania, Ohio, West Virginia, and Rhode Island. We will apply for licenses in other states as needed, and if and when other states require licensure of out-of-state laboratories, we may need to obtain additional state licenses. Our laboratory is also accredited by the College of American Pathologists, a private accrediting agency that has deemed status under CLIA.

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

        We previously received sanctions based on alleged failures to comply with certain state and federal regulations, and we will be subject to additional future inspections. We can provide no assurances that our facilities will pass all future inspections conducted to ensure compliance with federal or any other applicable licensure or certification laws.

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

  Regulation of Genetic Testing

        The federal Food and Drug Administration (FDA) regulates the manufacture of medical devices, including laboratory testing equipment, diagnostic kits and certain reagents. While the FDA believes that it has authority to regulate tests developed by laboratories for their own use, the FDA, to date, has allowed the development of such tests to proceed under the regulations under CLIA governing a laboratory's development of its own assays. The FDA has also subjected the commercialization of certain immunohistochemical stains, tumor markers and analyte specific reagents to limited regulation, and requires us to make certain disclosures in connection with their use. In addition, the FDA has announced that it is evaluating whether it should regulate analyte specific reagents as either Class II or Class III medical devices. Our existing and future assays may be subject to federal regulatory approval similar to the pre-marketing approval process that the FDA applies to drugs and medical devices, or may be subject to other increased regulatory standards, which could have a negative effect on our business. If the FDA seeks to regulate in-house genetic testing, depending the nature and scope of such regulation, it could have detrimental effect on our business. At the state level, the New York State Department of Health now requires detailed review of our scientific validations and technical procedures for each assay before approval for New York residents. This level of scrutiny delays test availability in New York.

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

Changes in Laboratory Reimbursement

  Health Care Reform

        A number of proposals aimed at reducing healthcare costs or increasing healthcare insurance coverage have been considered in recent years which, if enacted, would have affected major reforms of the healthcare system. Such proposals include: decreases in reimbursement amounts, increased enrollment of Medicare and Medicaid beneficiaries in managed care systems, increased availability of health insurance to individuals and to small businesses, requirements that all businesses offer health insurance coverage to their employees, the provision of tax credits for purchase of health insurance, the formation of regional "health alliances" to act as healthcare purchasing agents and the creation of a government health insurance plan that would cover all citizens. We cannot predict whether any of these or other proposals will be adopted at the state or federal levels, or what effect, if any, such proposals would have on our business.

  Reductions to Medicare or Medicaid Fee Schedules

        For testing performed other than for hospitals, nursing facilities and other laboratories, laboratories are required to bill Medicare and Medicaid directly, and generally must accept reimbursement from these programs as payment in full for services performed for Medicare and Medicaid patients. During 2002, 2003 and 2004 such direct billings by us to Medicare as a percentage of our net revenue accounted for approximately 2.9%, 4.0% and 4.6%, respectively. As a percentage of our net revenue, billings by us to Medicaid during 2002, 2003 and 2004 accounted for approximately 1.9%, 2.5% and 2.6%, respectively. However, a substantial portion of the testing for which we bill our hospital and independent laboratory customers is for Medicare and Medicaid patients, and we do not know the percentages of our net revenue that are indirectly derived from these programs. Any pricing pressure exerted by these programs on our customers may cause them to reduce their payments to us.

        Congress has established maximum fee schedules for clinical laboratory testing performed for Medicare beneficiaries, excluding hospital and nursing facility patients. Payment by Medicare for laboratory services performed for hospital inpatients and outpatients and for nursing facility inpatients is included in the prospective payment rates paid to the patient's facility. State Medicaid programs are prohibited from paying more for testing than the Medicare fee schedule amounts and, in most instances, they pay significantly less. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Maximum reimbursement rates for clinical laboratory testing have subsequently been substantially reduced, and it could be expected that such fee schedules would be further reduced in the future. For example, a ceiling on Medicare and Medicaid payments to laboratories commonly referred to as the "national cap" amount has been reduced numerous times in recent years, and most recently was set by Congress at 74% of the national median of local fee schedules. However, while Congress eliminated consumer price index increases to the national cap and local fee schedules from 1998 through 2002 and 2004 through 2008, a 1.1% inflation increase to the fee schedules (and therefore also to the national cap) was made for 2003. Medicare reimbursement has also been reduced from time to time by an effective rate of between 1% and 2% pursuant to Gramm-Rudman-Hollings sequestration. In addition, from time to time, proposals have been made that beneficiary cost sharing again be applied to laboratory testing paid for by Medicare. If such a proposal were adopted, the costs of billing and collecting co-payment amounts and associated bad debt could reduce the revenue actually realized by laboratories.

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

        Current economic conditions have caused many states to face substantial budget shortfalls. As a result, many states are considering reducing payments made to providers of health care services by their Medicaid programs. For example, the 2003-2004 California State Budget called for a 5% reduction in Medi-Cal reimbursement effective January 1, 2004. However, laboratories were exempted from those cuts, and the cuts were not made to other providers based on a court injunction issued in December 2003 citing potential beneficiary access problems. Nevertheless, some cuts to laboratory payments resulted from the enactment of an across the board cap on Medi-Cal reimbursement for laboratory services to a rate of 80% of the Medicare payment rates for the same tests. While reductions to Medi-Cal payments to laboratories and other providers were again proposed for the 2004-2005 budget, concerns over the injunction led to no cuts being made. A major redesign of the Medi-Cal program has been proposed as part of the 2005-2006 budget. Direct reductions to provider payments are not part of this proposed redesign. However, an increased emphasis on managed care programs would shift Medi-Cal enrollees into managed care programs, which typically pay less to laboratories than does the Medi-Cal fee-for-service program, and a proposal to impose premiums on certain Medi-Cal enrollees could cause them to elect not to have Medi-Cal coverage at all. As a result, substantial reductions may be made in the future to our Medi-Cal reimbursements, and it is possible that we will face substantial reductions in the reimbursement which we receive under other states' Medicaid programs as well.

        Medicare Reimbursement for Technical Component of Hospital Pathology Services.    In the past, independent laboratories have been permitted to bill for the technical component of certain pathology services which are performed for Medicare hospital patients. CMS promulgated regulations to end such separate billing as of January 1, 2001. The Medicare Prescription Drug, Improvement and

Modernization Act delayed implementation of the CMS rules until January 1, 2007 for hospitals who had qualifying outsourcing contracts for pathology services in place as of July 22, 1999. Any such services we perform for hospitals without qualifying arrangements or after the new requirements become effective will have to be billed to the patient's hospital. Hospitals will receive no additional reimbursement from Medicare for these pathology services provided to inpatients, and reimbursement for these services under the new outpatient prospective payment system may be lower than it was previously. Such changes therefore may result in a reduction in the payments we receive from hospitals for these services.

        Elimination of Dual Charge Structure.    Proposals have been made to restrict "dual charge" billing practices under which laboratories charge higher fees to Medicare and Medicaid than are charged to physicians, hospitals, laboratories and other purchasers who are in a position to negotiate favorable rates. Thus, it has been proposed that existing authority for HHS to exclude from Medicare and Medicaid program participation any providers that charge amounts to the Medicare program that are "substantially in excess" of their "usual charges" be used to respond to laboratory pricing practices. The Office of the Inspector General of the Department of Health and Human Services has proposed regulations which would implement this authority. As proposed, certain discounts we negotiate with our private clients would be taken into account by these regulations in setting the maximum amounts that we could bill to the Medicare program. The regulations could therefore require us to lower our charges to the Medicare program or to increase our charges to our clients, or a combination of both. We cannot predict what effect, if any, this rule and its implementation will have on our business. Similarly, CMS is permitted to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are grossly excessive and therefore not inherently reasonable. CMS has issued an interim final rule setting forth criteria to be used in determining whether the otherwise statutorily prescribed fees should be reduced which includes consideration of whether such fees are grossly higher or lower than the payment made for the services by other purchasers in the same locality. Fees payable by Medicare for clinical laboratory services may be reduced as a result of the application of the above rules or by similar restrictions which may be applied in the future.

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

        Contracts for Laboratory Services.    The Secretary of the Department of Health and Human Services has been directed to conduct several pilot projects to examine payment alternatives to the traditional Medicare Part B fee schedule. Among the projects is a competitive demonstration project for independent laboratory services. The Secretary is to provide a progress report to Congress by December 31, 2005, although no date has been set for implementation. Similarly, California legislation enacted several years ago required the implementation of a program of negotiated laboratory service contracting for the Medi-Cal program. The Medi-Cal program has moved forward in implementing a contracting program. This first phase of Medi-Cal laboratory contracting does not contemplate a competitive bidding process. We have submitted an application to contract with the Medi-Cal program pursuant to its submission protocol. While it is expected that contracts will be awarded to many laboratories within California, there can be no assurance that we will be awarded a contract.

        There is at least one competitive Medicaid bidding demonstration project underway that may result in only one laboratory being reimbursed for the provision of laboratory services to an entire state's Medicaid population. It is possible that in the future, other competitive bidding demonstration projects in other states or pursuant to other Medicaid programs may also award contracts to a sole-source vendor. In the event we are not allowed to participate in such awarded competitive bidding contracts or are otherwise not awarded such contracts, we may not be reimbursed for testing we perform for Medicaid patients in these states.

        In addition, a large portion of the Medi-Cal program has been converted into a managed care system, resulting in negotiated laboratory service contracts between laboratories and other providers of healthcare services. There has also been a push to enroll more Medicare beneficiaries in Medicare HMO plans. Increased enrollment of Medicare or Medicaid beneficiaries in HMOs or negotiated contracting arrangements may also result in a larger portion of our business being subject to negotiated contracts with payors.

        So far, Medi-Cal laboratory contracting has not set negotiated payment rates. However, to obtain contracts to perform Medicare, Medi-Cal or Medicaid services in the future, it might be necessary for us to engage in competitive bidding and to agree to substantial reductions in our payments from these programs. Such contracts may be exclusive and laboratories which do not hold such contracts may be denied access to the Medicare/Medi-Cal/Medicaid testing market and could have difficulty obtaining private patient testing from physicians participating in the contracting or managed care program.

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

Employees

        As of December 31, 2004, we employed 689 individuals, including 136 in administration and clerical functions, 55 in sales and marketing, 32 in information technology and 454 in our clinical laboratory and related operations. None of our employees are represented by labor unions, and we believe our employee relations are good.

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

Federal and State Clinical Laboratory Licensing

        The operations of our clinical laboratory are highly regulated under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). For certification under CLIA, laboratories such as ours must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Since we perform patient testing from all states, our laboratory is also regulated by California, New York and various other states. We are accredited by the College of American Pathologists, a private accrediting agency, and are also subject to their accreditation requirements and evaluation. Our failure or inability to comply with CLIA, state or other applicable requirements could result in various penalties, including restrictions on tests the laboratory may perform, substantial civil monetary penalties, imposition of specific corrective action plans, suspension of Medicare payments and/or loss of licensure, certification or accreditation. Such penalties could result in our being unable to continue performing laboratory testing. Compliance with such standards is verified by periodic inspections and requires participation in proficiency testing programs.

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

        The FDA has also asserted that its jurisdiction includes the ability to inspect our facilities in connection with certain testing we do for blood donation and collection centers. An inspector from the FDA conducted an unannounced site inspection of our laboratory facilities in 2003 and 2004 in connection with this testing for blood centers. The FDA inspector's report of these inspections did not indicate any material issues or deficiencies of our facilities. However, we will likely be subject to future FDA inspections, and no assurances can be given that our facilities will satisfactorily pass all such inspections. Any inability to comply with applicable FDA regulations could result in substantial monetary penalties, revocation of our FDA registration, suspension or cancellation of our ability to conduct testing for blood donation and collection centers, and could divert a substantial amount of management's time and resources, and any such action could materially harm our business.

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

        Because of uncertainty surrounding the sanctions imposed on us by CMS in 2002, questions about our clients' ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing. As a result, our total accessions declined in 2002 and 2003. While our accession volumes rose in 2004, we cannot provide any assurances that our clients will continue sending us specimens for testing due to a variety of factors, including competition from other reference laboratories and our clients internalizing testing we now perform for them. We also cannot provide assurances that our accessions will continue increasing, and they may decline again. If our accessions decline again, or if they fail to continue increasing, it could materially adversely affect our business, financial condition, results of operations and prospects.

Some of our customers are also our primary competitors. If they reduce or discontinue purchasing our assays for competitive reasons, it will reduce our net revenue.

        Some of our customers, such as Quest, LabCorp and ARUP, also compete with us by providing specialized testing services. They often refer assays to us that they either cannot or elect not to perform themselves. During 2002, we saw a significant decline in test volumes referred to us from our competitors. Sales to our competitors were approximately 4% of our net revenue for each of the years ended December 31, 2002, 2003 and 2004. These parties may decide not to refer assays to us because they wish to develop and market assays similar to ours, and we may experience a further decline in our net revenues from these competitors. For example, in April 2002, Quest announced that they had entered into a definitive agreement to acquire Unilab Corporation. As a result, we experienced a significant decline in testing volumes sent to us from Unilab. We previously experienced a significant reduction in volume from Quest, LabCorp, Mayo and ARUP, and if these or other laboratories decide to reduce or discontinue purchases of our assays for competitive or other reasons, it will reduce the number of our accessions and reduce our net revenue.

The clinical laboratory industry is intensely competitive, and we may be unable to successfully compete.

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

  •
  smaller niche laboratories like Prometheus Laboratories or Athena Diagnostics that focus on a narrow segment of the market for specialized testing; and

  •
  institutions such as Mayo Medical Laboratories, or Mayo, and Associated Regional University Pathologists, or ARUP, that are affiliated with large medical centers or universities.

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

        Any of our competitors may successfully develop and market assays that are either superior to, or are introduced prior to, our assays. If we do not compete effectively with other independent clinical laboratories, we may be unable to maintain or grow our revenues.

Intense competition and consolidation in our industry could materially adversely affect our business, financial condition, results of operations and prospects.

        The clinical laboratory industry is intensely competitive and fragmented. Our current competitors include large national laboratories that offer a wide test and product menu on a national scale as well as smaller niche and regional organizations. Some of our large competitors have expanded, and may continue to expand, their competitive product offerings through acquisitions. For example, Quest, the nation's leading provider of diagnostic testing and related services for the healthcare industry, acquired American Medical Laboratories Incorporated, a national provider of esoteric testing to hospitals and specialty physicians, Clinical Diagnostic Services, Inc., a provider of routine and esoteric testing, and Unilab Corporation, a leading clinical testing laboratory. LabCorp acquired Dianon Systems Inc., a leading U.S. provider of anatomic pathology and oncology testing services. More recently, LabCorp announced the acquisition of U.S. Labs, a cancer testing provider. Acquisitions among existing and future competitors may allow them to rapidly gain greater market share. In addition, some of our customers refer assays to us that they cannot perform themselves. These customers may no longer need to refer assays to us if they develop assays similar to us through the acquisition of other esoteric laboratories. A loss of business and customers from such acquisitions could materially adversely affect our business, financial condition, results of operations and prospects.

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

  •
  our ability, and that of our clients, to bill and to collect from Medicare and Medicaid programs for our services;

  •
  changes in healthcare laws and regulations;

  •
  costs of reagents and supplies, as well as other operating costs;

  •
  costs related to acquisitions of technologies or businesses

  •
  the impacts of possible service disruptions; and

  •
  the effect of litigation.

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

        In addition, the trading price of our common stock may materially decline regardless of our operating results and performance. The market price of our common stock has been subject to significant fluctuations since our initial public offering in December 2000. The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, including securities of clinical laboratory, biotechnology and other health care service companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. As previously announced, such securities claims were filed against us in 2002 and have since been settled. Litigation of this type is often expensive and diverts management's attention and resources, and we can provide no assurance that we will not face any similar future actions.

        We plan to expand our sales and marketing efforts, which will lead to an increase in expenses. If our net revenue does not increase along with these expenses, our business, financial condition, results of operations, or cash flows could be materially harmed and operating results in a given quarter could be worse than expected.

        For a more detailed description of our operating results, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Our net revenue will be diminished if payors do not authorize reimbursement for our services.

        There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the reimbursement status of new assays. Third party payors, including state payors and Medicare, are challenging the prices charged for medical products and services. Government and other third party payors increasingly are limiting both coverage and the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing assays or assays we discover and develop. In 2002, 2003 and 2004, third party payors accounted for approximately 6.6%, 8.3% and 9.3%, respectively, of our net revenue. However, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payors and we do not know the percentage of our net revenue that is indirectly derived from these payors. Any pricing pressure exerted by these third party payors on our customers may, in turn, be exerted by our customers on us. If government and other third party payors do not provide adequate coverage and reimbursement for our assays, our net revenue may decline.

Requirements for competitive bidding procurement of Medicare/Medicaid laboratory testing services could exclude us from providing testing to certain patients.

        Proposals have been made to require competitive bidding procurement of Medicare laboratory testing services. The Centers for Medicare and Medicaid Services (CMS) has recently selected a vendor to begin a demonstration project of a competitive bidding for clinical laboratory services, although the project has not yet begun. A competitive Medicaid bidding proposal was made in Florida (and later withdrawn) that would permit only one laboratory to provide services as the sole vendor under the contract. It is possible that other future competitive bidding demonstration projects may also award the contract to a sole-source vendor. We can provide no assurances that future competitive bidding processes will allow us to compete successfully for the Medicare/Medicaid contracts. In the event that we are not successful in the competitive bidding process, or are otherwise not allowed to participate in such awarded competitive bidding contracts, we may not be reimbursed for testing we perform for Medicaid patients in these states. Any restriction on our ability do testing for Medicare/Medicaid patients, or be reimbursed for testing we perform for such patients, could materially affect our revenue and business. Any restriction on our ability to do testing for Florida Medicaid patients could also significantly negatively affect the amount of business we receive from our Florida clients, as such clients might be less inclined to divide the work they send to outside reference laboratories. Loss of business from our Florida clients could materially affect our revenue and business.

Increasing restrictions in government-funded payment programs, and reductions in government-funded spending on laboratory testing reimbursement, could restrict or exclude us from providing testing to certain patients, and could materially affect our revenue and business.

        Recent state and federal budget constraints have forced cuts in many government-funded payment and reimbursement programs. For example, in 2004, California implemented a reduction of approximately 10% in the reimbursement schedule for laboratory testing performed for Medi-Cal patients. Florida has recently proposed an alternative to a competitive bidding sole-source process that would reduce its fee schedule by 10%. Other states may make similar or larger reductions in reimbursement schedules. Such reductions could cumulatively have a material negative effect on our business and net revenue. Furthermore, some states are implementing increased restrictions on healthcare providers' access to such payment programs, including sole-source contracts and restrictions based on past regulatory issues. While we currently believe that such restrictions should not exclude us from participation in such programs, we can provide no guarantees that we will not be excluded from, or have reduced access to, such programs. For example, because of our past regulatory issues with the California Department of Health Services and the Centers for Medicare and Medicaid Services, we could be prohibited from bidding on certain bidding projects or proposals. In the event we are excluded from, or have reduced access to, any government-sponsored payment program, it could have material negative effect on our revenue and on our business.

Our effective tax rate may fluctuate and we may not be able to fully realize all or a portion of our deferred tax assets.

        We reported $5,864,000 of deferred income taxes (current and long-term) in the December 31, 2004 balance sheet, with approximately $15,187,000 of this amount related to federal and state net operating loss carryforwards (NOL's). Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. Our valuation allowance totaled approximately $7.2 million at December 31, 2004. Realization of the NOL's generated through December 31, 2004 is dependent on our ability to generate approximately $33.5 million of federal and $42.8 million of state ordinary income in future years. We cannot provide any assurances that the NOL's will be realized. Inability to generate the necessary ordinary income, and our inability to realize the NOL's, could have a material adverse effect on our results of operations in future quarters. The federal NOL's begin expiring in 2024 and the state NOL's begin expiring in 2014.

If we lose key personnel or cannot recruit additional personnel, our business may suffer.

        We depend substantially on the continued services and performance of our senior management and certain other key personnel. While we have employment agreements with our executive officers and other members of our current senior management group, the loss of the services of any of these executive officers or other key employees could hurt our business.

        On February 14, 2005 we announced the departure of Douglas S. Harrington, M.D., our chief executive officer and laboratory director, effective March 29, 2005. While we have engaged a search firm to assist us in locating a new chief executive officer, we may not be able to promptly identify and recruit a suitable candidate.

        Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer personnel, including California licensed laboratory scientists. Competition for such personnel is intense. We may not be able to attract, assimilate or retain sufficient qualified personnel. In particular, we may encounter difficulties in attracting a sufficient number of qualified California licensed laboratory scientists. Additionally, we may not be able to retain and attract necessary highly skilled technical, managerial, marketing and customer personnel at our new laboratory and operational headquarters facility in Valencia, California, which is approximately 30 miles from our former laboratory location in Santa Monica, California.

        Any failure to retain and attract necessary personnel, including a new chief executive officer, could hurt our business and impair our growth strategy.

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

        Our participation in group purchasing organizations constitutes one aspect of our overall strategy to attract new hospital customers. We have contracts with several group purchasing organizations: AmeriNet, Consorta, MedAssets HSCA (formerly Health Services Corporation of America), Managed Healthcare Associates (MHA), Novation, Premier Purchasing Partners, and Shared Services Healthcare (now affiliated with MedAssets HSCA). We are typically granted non-exclusive provider status under these contracts. Our contracts with our group purchasing organizations will expire at various times from 2005 to 2009.

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

        The field of specialized clinical laboratory testing is characterized by advancing technology which may enable other clinical laboratories, hospitals, physicians or other medical providers to perform assays with properties similar to ours in a more efficient or cost-effective manner than is currently possible. Such technological advances may be introduced by our competitors, or other third parties. For instance, a diagnostic manufacturing company could release an instrument or technology that would make it cost-effective for our customers to perform complex assays internally, rather than through us. If these or other advances in technology allow other entities to perform testing we currently perform, it could result in a decreased demand for our assays, and our assay volume and net revenue would decline. We may also be forced to lower prices on our assays to reduce the likelihood that other entities, including our clients, will perform such testing. Any assay volume, test price or revenue reductions would significantly harm our business.

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

        The commercialization of our Internet products including Outreach Express®, DataPassportMD®, and DataPassport Clinical Trials™ is strictly governed by state and federal laws and regulations, including the regulations under HIPAA. We have implemented encryption technology to protect patient medical information, but use of encryption technology does not guarantee the privacy and security of confidential information.

        We believe that we are in material compliance with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information. However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data. While we believe we are in compliance in all material respects with the applicable HIPAA regulations, our failure to comply could subject us to fines and penalties, and have a detrimental effect on our business. We may be subject to inspections or investigations by state or federal regulatory entities that enforce privacy laws and regulations, and we can provide no assurances that we will be found fully compliant with HIPAA or other privacy laws and regulations. Any findings of non-compliance with HIPAA or other privacy laws and regulations could significantly harm our client's confidence in our processes relating to the confidentiality, dissemination and use of medical record information, and could significantly harm our business.

The premium prices that we initially charge for new assays may drop if our competitors are able to develop and market competing assays more quickly than they currently do.

        Typically, we market new specialized assays at premium prices until similar assays are developed as either standardized prepared kits for broad application or as internally developed assays by competing laboratories. The opportunity to sell our products at premium prices may be reduced or eliminated if our competitors are able to develop and market competing assays more quickly than they currently do. We may also be forced to lower prices on our assays to reduce the likelihood that other entities, including our clients, will perform testing we currently perform for them.

Our average selling price has fluctuated, and may go down depending on the ordering patterns of our clients.

        As our clients internalize some tests we perform for them, or as they find alternative sources of testing, they may change the mix of testing sent to us. If our clients send us fewer higher-priced tests, the average selling prices for our assays could drop, and our revenue could be negatively affected. Our average selling price has gone down previously, and we can provide no guarantees that it will grow in the future, and it may go down again. Our business and potential profitability could be significantly affected if we are not able to grow our average selling price.

If we are unable to develop and successfully market new assays or improve existing assays in a timely manner, our profit margins may decline.

        In order to maintain our margins and benefit from the premium prices that we typically charge for our newly introduced specialized assays, we must continually develop new assays and improve our existing assays through licensing arrangements with third parties and through the efforts of our R&D department. We can provide no assurance, however, that we will be able to maintain our current pace of developing and improving assays in the future. Even if we develop such assays in a timely manner, our customers may not utilize these new assays. If we fail to develop new technologies, release new or improved assays on a timely basis, or if such assays do not obtain market acceptance, our profit margins may decline.

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

        Our success depends, in part, on the continued and uninterrupted performance of our information technology systems, including our DataPassport®, Data PassportMD® and Outreach Express® suite of products, and our laboratory information system. Sustained or repeated system failures that interrupt our ability to process assay orders, deliver assay results or perform assays in a timely manner would reduce significantly the attractiveness of our products to our customers. Our business, financial condition, results of operations, or cash flows could be materially and adversely affected by any damage or failure that interrupts or delays our operations, or that reduces the attractiveness of our products to our customers.

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

        A significant portion of our net revenue is derived from 59 assays. Net revenue from these 59 assays comprised approximately 47% of our total net revenue for the year ended December 31, 2004. If competing assays are introduced by competitors or demand for these assays otherwise decreases, our net revenue could decrease.

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

        In June 2004 we became aware of a lawsuit filed against us in the U.S. District Court for the Southern District of California by Prometheus Laboratories, Inc. ("Prometheus"). The complaint alleged infringement of Prometheus' patent rights by a new assay we announced for the monitoring of drug levels in connection with the treatment of Inflammatory Bowel Disease. Based partly on the threat of the litigation, and the service disruption the lawsuit could have on our clients, we chose not to make this new assay available to our clients, and the matter with Prometheus was resolved without admission of liability or the payment of any settlement amounts. Prometheus has since dismissed their lawsuit against us.

        Patent infringement suits can be very expensive to defend and could divert management's time and resources, regardless of the merit or validity of any such suit. Furthermore, we cannot provide any assurances that we would be successful in defending any such suit, and there can be no assurance that there will be no adverse consequences to us. As a result of these claims and any other infringement related claims, we could incur substantial costs in defending any litigation, and such litigation, or the threat of such litigation, could force us to do one or more of the following:

  •
  cease developing, performing or selling products or services that incorporate the challenged intellectual property;

  •
  obtain and pay for licenses from the holder of the allegedly infringed intellectual property right; or

  •
  redesign or reengineer our assays.

        We can provide no assurances that we will be able to secure licenses for such patents on commercially reasonable terms, if at all. Licenses for such patents may require the payment of material sums of money as license fees and royalties, including fees and royalties for past infringement. Any efforts to reengineer our assays or any inability to sell our assays, or an obligation to pay license fees and royalties could substantially increase our costs, force us to interrupt product sales, delay new assay releases, decrease our competitiveness in the marketplace, reduce our revenues, and materially impair our business. In addition, if a suit were brought against us alleging patent infringement, and we were found to have infringed the patents at issue, we could be forced to pay substantial damages, including possible treble damages. While we intend to defend any such suit vigorously, and assert all available defenses, we cannot provide any assurances that we would be successful in defending any such suit. If we were to lose such a suit, it could create a material financial liability, negatively affect our operating results, and negatively impact our stock price.

We may acquire other businesses, products or technologies in order to remain competitive in our market and our business could be adversely affected as a result of any of these future acquisitions.

        We have made in the past and we may continue to make acquisitions of complementary businesses, products or technologies. If we identify any additional appropriate acquisition candidates, we may not be successful in negotiating acceptable terms of the acquisition, financing the acquisition, or integrating the acquired business, products or technologies into our existing business and operations. Further, completing an acquisition and integrating an acquired business will significantly divert management time and resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business. If we consummate any significant acquisitions using stock or other securities as consideration, our shareholders' equity could be significantly diluted. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash or incur significant indebtedness. Acquisition financing may not be available on favorable terms, if at all. In addition, we may be required to amortize significant amounts of other intangible assets in connection with future acquisitions, which would harm our operating results.

We may need or elect to raise additional funds to fund our operations and activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies.

        While we expect existing cash and cash equivalents, short-term investments, and lines of credit will be sufficient to fund our operations, meet our capital requirements to upgrade our IT infrastructure, support our growth, and allow strategic technology licensing and acquisitions for the next year, and we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies. We could raise such funds by selling additional equity securities to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

        Our specimen processing facilities, our clinical laboratory, and our corporate offices may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service. Earthquakes are of particular significance to us because our current clinical laboratory facilities are located in Valencia, California, an earthquake-prone area. In the event our existing facilities or equipment are affected by man-made or natural disasters, we may be unable to process our customers' samples in a timely manner and unable to operate our business in a commercially competitive manner. To address these risks, we have in place formal recovery plans for such interruptions of service. This includes identification of alternate laboratory testing facilities and disaster recovery protocols. We also carry earthquake insurance with a coverage amount of up to $20 million and we have outsourced part of our data storage and processing equipment to a facility designed to withstand most earthquakes. Despite these precautions, the self-insured retention amount for earthquake insurance is very high, and there is no assurance that we could recover quickly from a serious earthquake or other disaster.

We rely on a continuous power supply to conduct our operations, and California's energy crisis could disrupt our operations and increase our expenses.

        Our specimen processing facilities, our clinical laboratory, and our corporate offices are located Valencia, California. California is still in an energy crisis that could disrupt our operations and increase our expenses. In the event power reserves for the state of California fall to critically low levels, California may implement rolling power blackouts throughout the state. The state of California has already experienced such occasional power blackouts. We currently have power generators for partial backup of our laboratory operations in the event of a blackout. Our current insurance, however, does not provide coverage for any damages we may suffer as a result of any interruption in our power supply. If blackouts interrupt our third party power supply, we may be temporarily unable to continue operations. Any such interruption in our ability to continue operations would delay our processing of laboratory samples, disrupt communications with our customers and suppliers and delay product shipment. Power interruptions could also damage our reputation and could result in lost revenue. Any loss of power could have a material adverse effect on our business, operating results and financial condition. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

Disruption similar to the September 2001 terrorist attacks in the future on the U.S. may adversely impact our results of operations, future growth and stock price.

        The operation of our laboratories may be harmed by terrorist attacks on the U.S. For example, after the September 2001 terrorist attacks transportation systems and couriers that we rely upon to receive and process specimens were disrupted. In addition, we may experience a rise in operating costs, such as costs for transportation, courier service, insurance and security. We may also experience delays in receiving payments from payors that have been affected by the attack, which, in turn, would harm our cash flow. The U.S. economy in general may be adversely affected by terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, revenues and costs, impede our ability to continue to grow our business and may result in the volatility of the market price of our common stock and on the future price of our common stock.

We are controlled by a single existing shareholder, whose interests may differ from other shareholders' interests.

        Our principal shareholder is the Specialty Family Limited Partnership, whose sole managing general partner, James B. Peter, M.D., Ph.D., is a member of our board of directors. Specialty Family Limited Partnership, together with Dr. Peter, currently beneficially own approximately 61% of the outstanding shares of our common stock. Accordingly, the Specialty Family Limited Partnership along with Dr. Peter will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal shareholder will also have the power to prevent or cause a change in control. The interests of this shareholder may differ from other shareholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

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

        Lease payments began in September 2004. Based on interest rates in effect on December 31, 2004, rent expense for the new facility is expected to be approximately $4.6 million per year, approximately $2.0 million higher than comparable costs at our former facilities in Santa Monica, and includes the effect of scheduled rent increases in future years under our 20-year lease. We expect certain other operating expenses at the Valencia facility, such as utilities and property taxes, may also exceed cost levels incurred at the former Santa Monica facilities by as much as $2.0 million annually, based primarily on the considerably larger size of the Valencia facility.

        During the third quarter 2004, we substantially completed construction activities and relocated our administrative functions from Santa Monica to our facility in Valencia. The move of our laboratory functions from the facilities in Santa Monica to Valencia was substantially completed during the fourth quarter 2004. During 2004, we incurred approximately $4.7 million in costs to relocate our operations to our new facility in Valencia. These costs relate to planning and executing the physical move, the disposal of equipment not used in the new facility, the remaining rental obligation on the closed Santa Monica laboratory, the required validation of laboratory equipment upon arrival, charges associated with leaving our former Santa Monica facilities and bonuses paid to personnel who contributed to the successful relocation process. During the first quarter 2005, we anticipate to incur additional expenses associated with the closure of the Santa Monica facilities of approximately $500,000.

        We also operate one stand-alone triage collection and processing center in Shrewsbury, Massachusetts to serve Boston area customers. This facility contains 2,890 square feet and is leased at approximately $52,000 per year. In early 2004, we extended our lease agreement to expire in March 2005, and we have since negotiated an extension on a month-to-month basis.

        In addition, we lease a 60,000 square foot building in Memphis, Tennessee, and in June 2002, we subleased the facility for the period July 1, 2002 through September 14, 2007, the end of our lease commitment. We recorded charges in 2000 and 2002 for future unrecoverable lease costs. Assuming no change in the sublease, no future costs should be incurred.

ITEM 3. LEGAL PROCEEDINGS

        In addition to the California state and federal investigations described in "Business—Government Regulation—Certification and Licenses" and "Risk Factors—Our operations and facilities are subject to stringent laws and regulations and if we are unable to comply, our business may be significantly harmed", we are involved in various legal proceedings arising in the ordinary course of business.

        Securities Litigation:    In May and June 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California, and subsequently consolidated as "In re Specialty Laboratories Securities Litigation". The lawsuit purported to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 ("Class Period"). The lawsuit alleged that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleged, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs sought compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. Plaintiffs have filed several amended complaints, and we in turn have filed motions to dismiss these complaints. The court ruled on these motions, dismissing some claims and not dismissing others, and allowed plaintiffs to proceed with their claims against the Company and several current and former officers and directors for alleged violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934. We provided notice to our directors and officer's insurers, and believe that the claims against us and our current and former officers and directors are without merit, and intend to defend these lawsuits vigorously. On June 14, 2004, we announced an agreement in principle to settle the consolidated lawsuits for $12 million, which is to be paid fully by our insurance carriers. On December 22, 2004, the court entered a final order approving the settlement and providing for notice to shareholders. As the settlement and defense costs are being paid by our insurance carriers, we do not anticipate any costs associated with the defense or settlement of the claims to have a material impact on our finances.

        Specialty Laboratories Asia:    Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, ("SLA"), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation ("SLIL"). SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon us and certain of our directors and officers. Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

        Singapore Litigation:    In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company ("Dragon"), one of the shareholders in SLA. Dragon has also brought the lawsuit in the name of SLA as a derivative action. The lawsuit alleges, among other things, that SLA and

Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets. The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA. We have provided notice to the applicable insurance carriers. While we believe that we have insurance applicable to the defense of the lawsuits, and continue to work with the relavent insurance carriers on the coverge issue, such carriers have not yet acknowledged coverage of the matter.

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

	Price Range of Common Stock
	High	Low
Year 2003:
First Quarter	$10.40	$6.17
Second Quarter	$11.15	$8.05
Third Quarter	$14.50	$9.80
Fourth Quarter	$17.40	$12.14
Year 2004:
First Quarter	$17.50	$10.10
Second Quarter	$10.94	$8.96
Third Quarter	$11.71	$9.00
Fourth Quarter	$11.72	$9.49
Year 2005:
First Quarter (through March 1, 2005)	$10.74	$9.52

        On March 1, 2005, the last reported sales price of our common stock was $9.92.

Holders

        As of March 1, 2005, there were 26 holders of record of our common stock.

Recent Sales of Unregistered Securities

        None.

Dividend Policy

        We have not declared or paid any cash dividends on our capital stock since 1992. We currently intend to retain future earnings, if any, to provide funds to finance the expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from audited consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000, 2001 and 2002 were derived from our audited consolidated financial statements that are not included in this Annual Report. You should read the selected financial information set forth below in conjunction with "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(amounts in thousands, except per share data)
Statements of operations data:
Net revenue	$153,245	$175,169	$140,150	$119,653	$134,803
Costs and expenses:
Costs of services	86,856	99,955	104,379	86,095	93,716
Selling, general and administrative (exclusive of provision for doubtful accounts charges and stock-based compensation charges (credits))	44,237	48,780	45,361	39,628	46,756
Provision for doubtful accounts charges	5,040	6,833	5,887	3,836	5,414
Stock-based compensation charges (credits)(1)	1,073	1,103	(28)	65	147
Facility exit costs(2)	—	—	—	—	2,309
Restructuring charge(3)	—	—	5,050	—	—
Charge related to regulatory matters(4)	—	—	2,253	—	—
Write-down of unused facilities(5)	369	—	—	—	—

Total costs and expenses	137,575	156,671	162,902	129,624	148,342

Operating income (loss)	15,670	18,498	(22,752)	(9,971)	(13,539)
Interest expense (income), net	941	(3,451)	(1,455)	(721)	(408)

Income (loss) from continuing operations before income taxes	14,729	21,949	(21,297)	(9,250)	(13,131)
Provision for income taxes (benefits)	6,056	8,870	(7,912)	(2,889)	(181)

Net income (loss)	$8,673	$13,079	$(13,385)	$(6,361)	$(12,950)

Income (loss) per share(6):
Basic	$0.54	$0.62	$(0.61)	$(0.29)	$(0.57)

Diluted	$0.49	$0.59	$(0.61)	$(0.29)	$(0.57)

Statements of cash flow data:
Cash flow provided by (used in) operating activities	$15,464	$19,507	$(1,427)	$2,272	$(8,404)
Cash flow (used in) provided by investing activities	(5,965)	(82,531)	6,845	(3,249)	3,758
Cash flow provided by (used in) financing activities	65,388	2,603	1,804	6,135	(4,634)

	As of December 31,
	2000	2001	2002	2003	2004
	(amounts in thousands)
Balance sheet data:
Working capital	$88,789	$58,736	$51,548	$50,843	$40,898
Total assets	142,005	153,988	143,307	142,553	126,142
Long-term debt, including current portion	—	—	—	5,019	—
Total shareholders' equity	111,797	132,656	123,734	120,500	109,534

(1)
Stock-based compensation charges resulted from amortization of deferred stock-based compensation and totaled $1.1 million for both the years ended December 31, 2000 and 2001. For the years ended December 31, 2002, 2003 and 2004, we recorded stock-based compensation charges of $(28,000), $65,000 and $147,000, respectively. The net credit of $28,000 in 2002 resulted from the amortization of deferred stock-based compensation charges coupled with the forfeited stock options resulting from the June and November 2002 reductions in workforce that had the effect of reducing previously recorded and future amortization.

(2)
During 2004 we substantially completed construction of our new facility in Valencia, California and relocated our administrative and laboratory functions from our former facilities in Santa Monica to Valencia. In connection with our relocation, we recorded facility exit costs of $2.3 million related to exiting our Santa Monica facilities, the disposal of equipment not used in the new facility and the remaining rental obligation on the closed Santa Monica laboratory. Our cost of services include $1.2 million for relocation of our laboratory facilities and our S,G&A include $1.2 million for relocation of our administrative offices from Santa Monica to Valencia.

(3)
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

(4)
We recorded charges of $2.3 million for the year ended December 31, 2002 in connection with the sanctions imposed by CMS in a notification received April 12, 2002 as a result of laboratory inspections conducted by CDHS in June and October 2001. For details of the components of the regulatory matters, see "Charge Related to Regulatory Matters" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2003 Compared with Year Ended December 31, 2002.

(5)
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

Overview

        Specialty Laboratories is a leading hospital-focused clinical laboratory, performing highly advanced, clinically useful testing services for hospitals, laboratories and physician specialist communities nationwide. We believe we offer one of the most comprehensive menus of specialized assays in the industry, with a test menu comprising thousands of different assays. Specialized assays are used to diagnose, evaluate and monitor patients and offer important clinical value. Because of their complexity, these assays are often performed by highly skilled personnel on technologically sophisticated instruments and are therefore offered by a limited number of clinical laboratories.

        Our primary clients are hospitals, independent clinical laboratories and physicians. We have aligned our interests with those of hospitals by generally not competing in the routine test market that provides them with a valuable source of revenue. We educate physicians on the clinical value of our assays through our information-oriented marketing campaigns. Through our specialized testing menu and efforts to educate physicians, we also generate significant revenues from other national and regional clinical laboratories and specialized physician practices. Our technical, experienced sales force concentrates on the hospitals and independent laboratories that serve as distribution channels for physician assay orders. We use our advanced information technology solutions to accelerate and automate electronic ordering and results reporting with these customers.

        As a result of the impact of significant business challenges we faced in 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. The plan involved all areas and levels of the company. In connection with the restructuring effort, we recorded a charge of approximately $3.6 million in the second quarter of 2002. The charge was comprised of severance payments and related obligations for employees whose positions were eliminated. During September 2002, as a result of further business review and the refinement of our core strategic business, we eliminated some employee positions primarily in the area of our clinical trials department. We recorded a restructuring charge of approximately $468,000 in the third quarter of 2002. The charge was comprised of severance payments for employees whose positions were eliminated and the write-off of certain assets related to our clinical trials business. In November 2002, in our continuing efforts to manage costs and align our staff with current business levels, we had a reduction in workforce focused primarily on the laboratory. We recorded a restructuring charge of approximately $984,000 in the fourth quarter of 2002, which was comprised of severance payments for employees whose positions were eliminated and for the write-off of certain capitalized costs associated with the delayed move to our new Valencia facility and the related termination of a synthetic lease financing arrangement with the banking group led by BNP Paribas.

        In December 2001, we purchased a 13.8 acre site in Valencia, California and began construction during the second quarter of 2002 of a 198,000 square foot facility, which would enable us to consolidate all of our laboratory and administrative functions in one location. In October 2002, we announced that we would postpone the move from our Santa Monica, California location to the new facility in Valencia until the second half of 2004. Accordingly, the construction of the new facility was suspended at completion of the Core and Shell of the facility, which was substantially completed in

January 2003. We resumed construction of the Valencia facility in early 2004. On February 11, 2004, we signed an agreement for the sale and leaseback of the Valencia facility with Lexington Corporate Properties Trust (Lexington), a real estate investment trust. Under the terms of the agreement, Lexington purchased the existing facility for $47.0 million. We planned to complete the construction project and entered into a 20-year lease for use and occupancy of the facility. The sale and leaseback transaction was completed on March 18, 2004.

        Lease payments began in September 2004. Based on interest rates in effect on December 31, 2004, rent expense for the new facility is expected to be approximately $4.6 million per year, approximately $2.0 million higher than comparable costs at our former Santa Monica facilities without any expansion, and includes the effect of scheduled rent increases in future years. We expect certain other operating expenses at the Valencia facility, such as utilities and property taxes, may also exceed prior cost levels in Santa Monica by as much as $2.0 million annually, based primarily on the considerably larger size of the Valencia facility.

        During the third quarter 2004, we substantially completed construction activities and relocated our administrative functions from Santa Monica to our facility in Valencia. The move of our laboratory functions from the facilities in Santa Monica to Valencia was substantially completed during the fourth quarter 2004. During 2004, we incurred approximately $4.7 million in costs to relocate our operations to our new facility in Valencia. These costs relate to planning and executing the physical move, the disposal of equipment not used in the new facility, the remaining rental obligation on the closed Santa Monica laboratory, the required validation of laboratory equipment upon arrival, charges associated with leaving our former Santa Monica facilities and bonuses paid to personnel who contributed to the successful relocation process. During the first quarter 2005, we anticipate incurring additional expenses associated with the closure of the Santa Monica facilities of approximately $500,000.

        Other significant developments in the last twelve months included:

        On March 19, 2004, we announced the completion of the sale/leaseback of our future headquarters and laboratory facility in Valencia, California with an affiliate of Lexington Corporate Properties Trust ("Lexington"). Under the terms of the agreement, the Lexington affiliate purchased the land and existing building, and we will complete the construction and additional improvements. At the closing, we entered into a 20-year lease for use and occupancy of the facility.

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

        On June 14, 2004, we announced that the Company had reached an agreement in principle to settle securities class action lawsuits brought in the United States District Court for the Central District of California, and subsequently consolidated as "In re Specialty Laboratories Securities Litigation."

        On September 15, 2004, we announced that Mr. Thomas R. Testman resigned from our Board of Directors. Mr. Testman also served on the Audit Committee and the Nominating/Corporate Governance Committee. Mr. Testman resigned for personal reasons. On September 15, 2004, we also announced the appointment of Mr. Richard K. Whitney to our Board of Directors to fill the vacancy resulting from Mr. Testman's resignation. Our Board of Directors also appointed Mr. Whitney to serve on the Audit Committee and the Regulatory Committee of our Board of Directors.

        On September 29, 2004, we entered into a supplier agreement with Novation, the supply company of VHA, Inc. and the University HealthSystem Consortium (UHC). Under the agreement, we are named as one of three authorized providers to make reference testing services available to the more than 1,800 member health care organizations of VHA and UHC.

        On October 28, 2004, we entered into a multi-source group purchasing agreement with Premier Purchasing Partners, L.P., which operates the group purchasing programs of Premier, Inc. Under the agreement, we are named as an authorized provider of laboratory services to make reference testing services available to the more than 1,500 hospitals and hundreds of other healthcare facilities.

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

        Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid. Billings for services under third- party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. Adjustments to the estimated receivable amounts based on final settlements with the third-party payor programs are recorded upon settlement. Such adjustments were not material to our net loss in 2002, 2003 and 2004. In 2002, 2003 and 2004, combined third-party payor programs, including Medicare and Medicaid, comprised 6.6%, 8.3%, and 9.3%, of our net revenue, respectively.

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

Income Tax Valuation Allowance

        In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, the overall business environment; our historical earnings, including our significant pretax losses incurred during the last three years; and our outlook for future years.

        We performed this analysis as of December 31, 2004 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets will be realized. The positive evidence included (1) our expectation that we will report pre-tax book and taxable income in future years; (2) our federal net operating losses ("NOL's") have never expired unused; (3) our state and federal NOL carryforwards at December 31, 2004 will not begin to expire until 2014 and 2024, respectively; and (4) our recent losses resulted primarily from a single event (sanctions imposed by CMS in the second quarter of 2002) that was corrected and our operations have improved. We assess the need for a deferred tax asset valuation allowance on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria. Changes in the assumptions discussed above may have a material impact on our consolidated financial statements. For additional information about income taxes, see Note 14 of the notes to the consolidated financial statements.

Stock-Based Compensation Charges

        Stock-based compensation charges represent the difference between the exercise price of options granted, or the price of stock sold to employees and directors, and the deemed fair value of our common stock on the date of grant or sale in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. In the case of options, we recognize this compensation charge over the vesting periods of the options using an accelerated amortization methodology in accordance with Financial Accounting Standards Board Interpretation No. 28. For purposes of the period-to-period comparisons included in "Results of Operations," selling, general and administrative expenses exclude these stock-based compensation charges, which are reflected as a separate line item.

        We have recorded deferred stock-based compensation related to unvested stock options that were granted to employees and directors prior to December 31, 2000. Based on the number of outstanding options granted as of December 31, 2004, we do not expect to amortize any deferred stock-based compensation during 2005. We anticipate that the exercise price of the options granted after the calendar year of 2000 will be at the reported market price of our common stock, and therefore no deferred stock-based compensation will result from these grants.

Recently Issued Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005 for calendar quarter companies. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards. Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date. Any adjustments to recognize share-based liabilities at fair value from the beginning of the year through the date of adoption will be recognized as a cumulative effect of a change in accounting principle. We expect to adopt SFAS No. 123(R) on July 1, 2005.

        As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2,590,000 in 2002 and $0 in both 2003 and 2004.

Off-Balance Sheet Arrangements

        There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the lease of our Valencia facility. For additional information about the sale/leaseback of our Valencia facility, annual rent expense and scheduled rent payments see Note 15 of the notes to the consolidated financial statements.

Results of Operations

        The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Years Ended December 31,
	2002	2003	2004
Net revenue	100.0%	100.0%	100.0%
Cost of services	74.5	72.0	69.5
Selling, general and administrative (exclusive of provision for doubtful accounts charges and stock-based compensation charges (credits))	32.4	33.1	34.7
Provision for doubtful accounts charges	4.2	3.2	4.0
Restructuring charge	3.6	—	—
Charge related to regulatory matters	1.6	—	—
Facility exit costs	—	—	1.7
Operating loss.	(16.2)	(8.3)	(10.0)
Loss before income taxes (benefits)	(15.2)	(7.7)	(9.7)
Net loss	(9.6)	(5.3)	(9.6)

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Net Revenue

        Net revenue increased approximately $15.1 million, or 12.7%, to $134.8 million for 2004 from $119.7 million for 2003. Revenues for 2004 were impacted primarily from an increase in accession volumes from approximately 2.5 million for 2003 to nearly 3.0 million for 2004, an increase of nearly 20.8%. Our strong top-line results included a relatively large and concentrated amount of independent laboratory business. This independent laboratory business, which we believe to be temporary in nature, began in third quarter 2004 and accounted for approximately 175,000 accessions that resulted in approximately $2.4 million of incremental revenue during 2004. Price per accession, excluding the independent laboratory business, decreased by approximately 2.7% during 2004 as compared to 2003 due primarily to variations in the mix of higher and lower priced tests.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased by $7.6 million, or 8.9%, to $93.7 million for 2004 from $86.1 million for the comparable prior year period. As a percentage of revenue, cost of services decreased to 69.5% for 2004 from 72.0% for the comparable prior year period. This cost increase is a result of higher accession volumes, which increased approximately 20.8% year-over-year, and resultant increases in costs for reagents, laboratory labor, and distribution. In addition to accession volume growth, cost of services was impacted by approximately $1.2 million in costs incurred to relocate our laboratory operations to our new facility in Valencia during the fourth quarter 2004. These relocation costs included costs related to the physical move and the required validation of laboratory equipment upon arrival.

Selling, General and Administrative Expenses (Exclusive of Provision for Doubtful Accounts Charges and Stock-Based Compensation Charges)

        Selling, general and administrative expenses (S,G&A) increased approximately $7.2 million or nearly 18.0% to $46.8 million for 2004 from $39.6 million for the comparable prior year period. This year-over-year increase is a result of several factors that occurred during 2004 including relocation costs of approximately $1.2 million recorded to S,G&A expenses; the disposal of approximately $500,000 of certain fixed assets, primarily IT equipment that will provide us with no future benefit; increases of approximately $500,000 in certain legal and administrative expenses, including auditing fees related to compliance with Section 404 of the Sarbanes-Oxley Act; and approximately $2.5 million of recurring facilities costs, including rent and depreciation of leasehold improvements, related to the operation of the Valencia facility that were duplicative during the phased relocation of laboratory operations to our new Valencia facility that occurred during the fourth quarter 2004. Other elements contributing to the elevated S,G&A costs during 2004 are increased expenses related to sales force enhancements, increased commissions due to revenue growth, and significantly higher costs related to insurance policy renewals. As a percentage of revenue, selling, general and administrative expenses increased to 34.7% of revenue for 2004 as compared to 33.1% for the comparable prior year period.

Provision for Doubtful Accounts Charges

        Provision for doubtful accounts charges increased approximately $1.6 million or nearly 41.1% to $5.4 million for 2004 from $3.8 million for the comparable prior year period. During the third quarter 2004 we increased our bad debt expense over historical rates by approximately $800,000. This increase was related to collection difficulties experienced at one of our international clients, combined with lower than expected collections through the third quarter 2004 on account balances from 2003. Our bad debt performance, as measured as a percentage of net revenue, was 4.0% for 2004 as compared to 3.2% for 2003.

Stock-Based Compensation Charges

        Stock-based compensation charges increased from approximately $65,000 for 2003 to approximately $147,000 for 2004. The increase during 2004 is primarily due to a charge related to the separation of our former chief financial officer on March 19, 2004 and a related modification of his stock option grant.

Facility Exit Costs

        Our statement of operations also includes a separate line item for facility exit costs that are not included in costs of services or S,G&A. Total facility exit costs were $2.3 million during 2004 with no comparable charge during 2003. These costs include fixed asset impairment charges related to various laboratory equipment, furniture and fixtures and computer equipment that were replaced by new furniture and equipment at our new Valencia facility, and the remaining rental obligation on the closed Santa Monica laboratory.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $721,000 in 2003 to $408,000 in 2004. This reduction is primarily due to lower average daily investment balances during the first quarter 2004 until we received the proceeds from our sale and leaseback agreement for our new Valencia facility on March 18, 2004. Additionally, we were only able to capitalize a portion of our interest expense during 2004 in connection with the construction of our Valencia facility that was substantially completed during the third quarter 2004.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) was approximately a $181,000 benefit for 2004 as compared to a $2.9 million benefit for the comparable prior year period. Our effective tax rate was approximately 1.4% for 2004 as compared to a 31.2% for 2003. During 2004, we did not record any additional benefits for income taxes related to current operations. However, we recorded an income tax benefit of $501,000 related to the successful resolution of federal and state tax audits, which were ongoing since the end of 2003. This benefit was partially offset by a $320,000 income tax charge related to an increase in our valuation allowance against deferred tax assets that we recorded during the fourth quarter 2004 based upon our revised short-term forecast and expected utilization of state net operating losses. We do not expect to record any additional benefits for income taxes should they be available. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change. If our loss narrows and we return to profitability, the effective tax rate could fluctuate significantly depending on the exact nature of the operating results. Please see "Risk Factor—Our effective tax rate may fluctuate and we may not be able to fully realize all or a portion of our deferred tax assets."

Net Loss

        We recorded a net loss of $13.0 million for 2004 as compared to a net loss of $6.4 million for the comparable prior year period. While net revenue increased $15.1 million for 2004 as compared to 2003, our total costs and expenses increased by $18.7 million, including the $4.7 million of expenses that we incurred in connection with relocation activities, and our income tax benefit decreased by $2.7 million. As a percentage of net revenue, a net loss of 9.6% was recorded for 2004 as compared to a net loss of 5.3% for the comparable prior year period.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Net Revenue

        Net revenue decreased approximately $20.5 million, or 14.6%, to $119.7 million for 2003 from $140.2 million for 2002. Revenues for 2003 were impacted primarily due to a decline in accession volumes from approximately 2.9 million for 2002 to nearly 2.5 million for 2003, a decrease of more than 13%. This year-over-year decline in accession volume resulted primarily from business loss due to our regulatory matters that were resolved in the third quarter of 2002. In addition, with the February 2003 completion of Quest Diagnostics' acquisition of Unilab Corporation, previously our largest customer, we saw a significant decline in accessions from this customer. For 2003, Unilab contributed less than 3% of total net revenue as compared to approximately 10% in 2002. We also experienced a decline of approximately 1.4% in the aggregate average selling price for 2003 as compared to the comparable prior year period. This decline in aggregate average selling price was primarily due to the year-over-year reduction in independent laboratory business. In addition, during

2002 approximately $2.3 million of net revenue was not recognized due to the lack of billing rights for Medicare and Medicaid services.

Cost of Services

        Cost of services, which includes costs for laboratory operations, distribution services, and research and development, decreased by $18.3 million, or 17.5%, to $86.1 million for 2003 from $104.4 million for the comparable prior year period. This decrease is a result of lower accession volumes, which declined approximately 13% year-over-year, and resultant reductions in costs for reagents and royalties, laboratory labor, and distribution. In addition, we were able to decrease our outsourced testing costs by approximately $3.7 million for 2003 as compared to the comparable prior year period. This decrease was a result of the reinstatement of tests performed by the company after hiring, training, and certifying additional California licensed personnel in the second half of 2002. As a percentage of revenue, costs of services decreased to 72.0% for 2003 from 74.5% for the comparable prior year period.

Selling, General and Administrative Expenses (Exclusive of Provision for Doubtful Accounts Charges and Stock-Based Compensation Charges)

        Selling, general and administrative expenses (S,G&A) decreased $5.8 million or 12.6% to $39.6 million for 2003 from $45.4 million for the comparable prior year period. This decrease is a result of continued expense management and includes the benefit of an approximately $0.6 million reduction in depreciation as we reached full depreciation on certain assets combined with a reduction in certain sales costs that declined commensurate with revenues. This decrease in current year expenses is partially offset by nearly $2.0 million of one-time charges for legal settlement costs, primarily for the Bayer and Chiron agreements announced on August 15, 2003, and charges for the Valencia facility, while the year ended December 30, 2002, S,G&A included approximately $0.5 million of various one-time costs. As a percentage of revenue, selling, general and administrative expenses increased to 33.1% of revenue for 2003 as compared to 32.4% for the comparable prior year period.

Provision for Doubtful Accounts Charges

        Provision for doubtful accounts charges decreased approximately $2.1 million or 34.8% to $3.8 million for 2003 from $5.9 million for the comparable prior year period. The decline in bad debt expense recorded during 2003 was directly attributable to the reduction in revenues. Our bad debt performance, as measured as a percentage of net revenue, was 3.2% for 2003 as compared to 4.2% for 2002.

Stock-Based Compensation Charges

        Stock-based compensation charges increased from a net credit of approximately $28,000 for 2002 to a net charge of approximately $65,000 for 2003. The credit for 2002 was primarily due to forfeited stock options resulting from the reductions in workforce in June and September of 2002 that had the effect of reducing amortization expense.

Restructuring Charge

        We recorded no restructuring charge for 2003, however $5.1 million of restructuring charges were incurred in 2002.

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

        Approximately $3.9 million of severance and related obligations have been paid as of December 31, 2003. The remaining severance of $412,000 was paid in 2004.

Charge Related to Regulatory Matters

        As a result of the actions taken in April 2002 by the federal Centers for Medicare and Medicaid Services (CMS), we recorded a charge of approximately $2.3 million for 2002. Of this charge, approximately $1.5 million was reserved for Medicare and Medicaid services earned and billed but not collected for the period of February 22, 2002, beginning of the sanction period, to March 31, 2002 and $800,000 was reserved for regulatory fines, inspection costs, and related legal expenses. We recorded no additional charges related to regulatory matters for 2003.

Interest (Income) Expense, Net

        Net interest income decreased from approximately $1.5 million to $721,000 from 2002 to 2003. This reduction directly reflects the cash utilized for capital expenditures for the new Valencia facility construction and an information technology infrastructure upgrade for our existing facilities coupled with the significant interest rate declines experienced in 2002 and 2003 resulting in lower interest yields on our investments.

Provision for Income Taxes (Benefits)

        Provision for income taxes (benefits) was approximately a $2.9 million benefit for 2003 as compared to a $7.9 million benefit for the comparable prior year period. This reduction is primarily due to the reduction in pretax losses. Our effective tax rate was approximately 31.2% for 2003 as compared to a 37.2% for 2002.

Net Loss

        We recorded a net loss of $6.4 million for 2003 as compared to a net loss of $13.4 million for the comparable prior year period. This resulted in an improvement of approximately $7.0 million or 52.5%. While net revenue declined $20.5 million for 2003 as compared to 2002, our total costs and expenses declined by $33.3 million. A portion of the overall cost reduction was due to significant one-time components included in 2002, primarily $5.1 million of restructuring charges and $2.3 million of charges related to our regulatory matters. Our income tax benefits declined by $5.0 million for 2003 as compared to 2002, a result of a lower pretax loss being recorded and a reduced effective tax rate for the current year. As a percentage of net revenue, a net loss of 5.3% was recorded for 2003 as compared to a net loss of 9.6% for the comparable prior year period.

Liquidity and Capital Resources

        Our cash and cash equivalents combined with short-term and long-term investments totaled $40.1 million as of December 31, 2004 as compared to $36.7 million as of December 31, 2003. This $3.4 million increase is the result of our receipt of approximately $41.9 million in net proceeds on March 19, 2004 in connection with the sale and leaseback agreement for our new Valencia facility that was partially offset by capital expenditures of approximately $26.8 million primarily related to the construction of our Valencia facility, the repayment of long-term debt of approximately $5.2 million including accrued interest and negative cash flows from operations that resulted from the significant net loss that we incurred during 2004.

        During the third quarter 2004, we substantially completed construction activities, relocated our administrative functions from Santa Monica to our Valencia facility and commenced making lease payments to Lexington on September 1, 2004. During the fourth quarter 2004, we substantially completed the relocation of our laboratory functions to our Valencia facility. During 2004 we incurred expenses of approximately $4.7 million to effect the relocation from Santa Monica to Valencia including the cost of planning and executing the physical move, disposals of certain equipment that was replaced in our new facility, lease termination costs related to our former facilities in Santa Monica and bonuses paid to personnel who contributed to the successful relocation process. During 2004 we received $41.9 million in proceeds, net of $1.6 million in deferred financing fees, from our sale and leaseback agreement for our Valencia facility. Receipt of the $3.5 million balance of proceeds is expected during the first half of of 2005, contingent upon the completion of certain deliverables to Lexington, including completion of remaining construction items and leasehold improvements. The $3.5 million balance of proceeds has been recorded as a receivable in our balance sheet as of December 31, 2004.

        Operating activities for 2004 used net cash of approximately $8.4 million. The net increase in accounts receivable and the net decrease in accrued liabilities combined to use cash of approximately $5.9 million. The remaining use of cash from operating activities was driven by our $13.0 million net loss that was partially offset by $6.5 million of depreciation and amortization and $2.4 million of losses on the disposal of property and equipment for 2004. Operating activities for 2003 provided net cash of approximately $2.3 million. The effect of taxes were the primary contributor, generating cash of approximately $6.2 million, as $8.4 million was provided by income tax refunds partially offset by approximately $2.2 million of deferred income taxes. The net decrease in the combined accounts payable and accrued liabilities used cash of approximately $2.3 million, primarily for severance payments. The net loss of $6.4 million was offset by depreciation and amortization of $6.3 million.

        Investing activities for 2004 provided net cash of $3.8 million as we reported $43.5 million of proceeds, before impact of $1.6 million in deferred financing fees (included as a financing activity), from our sale and leaseback agreement for our Valencia facility. These proceeds were partially offset by capital expenditures of $26.8 million primarily related to the construction of our Valencia facility combined with approximately $13.0 million of net purchases of investments in marketable securities. Investing activities for 2003 used net cash of $3.2 million as we invested $12.3 million to complete the Core and Shell phase of our Valencia facility, complete an information technology infrastructure upgrade for our existing facilities, and improve certain core client electronic ordering and resulting applications. This investment was partially offset by $9.1 million of cash generated through the sale of investments.

        Net cash used in financing activities was $4.6 million for 2004. During 2004 we repaid approximately $5.0 million of borrowings under our line of credit and paid approximately $1.7 million in financing related expenses, including $1.6 million associated with the sale and leaseback of our Valencia facility. These uses of cash were partially offset by the receipt of $2.1 million of proceeds in connection with the sale of stock to employees. Net cash provided by financing activities was $6.1 million for 2003. For 2003, net cash provided by financing activities resulted from borrowings from a new line of credit with CIT Business Credit and the sale of stock to employees through the Employee Stock Purchase Plan and the exercise of stock options.

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

        We expect existing cash and cash equivalents, long-term investments and the balance of proceeds from the sale and leaseback arrangement will be sufficient to fund our operations, meet our capital requirements to upgrade our IT infrastructure and support our current growth for the next year. Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies. We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money. In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights preferences or privileges senior to those of the holders of our common stock.

Contractual Obligations

        In the table below, we set forth our contractual obligations as of December 31, 2004. Some of the figures we include in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by Period
	Total	2005	2006-2007	2008-2009	2010 and Beyond
	(amounts in thousands)
Operating lease obligations(1)	$94,721	$4,952	$8,361	$7,596	$73,812
Purchase commitments(2)	9,557	3,803	3,682	2,072	—

	$104,278	$8,755	$12,043	$9,668	$73,812

(1)
See Note 15 to the Consolidated Financial Statements for a description of our minimum lease commitments under noncancelable operating leases.

(2)
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

Inflation

        Inflation was not a material factor in either revenue or operating expenses during 2002, 2003, and 2004.

Subsequent Events

        On February 4, 2005, Mr. Richard E. Belluzzo resigned from the Board of Directors. Mr. Belluzzo served as Chairman of the Board and also served as Chairman of the Nominating/Corporate Governance Committee and the Compensation Committee of the Board of Directors. Mr. Belluzzo informed the Board that he resigned because of recently increased external professional obligations. To the knowledge of our executive officers, Mr. Belluzzo's resignation was not due to any disagreement with our operating policies or practices. On February 5, 2005, our Board of Directors appointed Mr. Richard K. Whitney, a current Director, to serve as Chairman.

        On February 13, 2005, we entered into a separation agreement with Douglas S. Harrington, M.D., as our chief executive officer and a member of our Board of Directors. The agreement with Dr. Harrington provides that he will remain as our CEO and the Laboratory Director for 45 days, and that he will use his best efforts to complete a smooth executive transition and ensure regulatory compliance, including any necessary securities filings and certifications, as well as laboratory licenses, inspections and accreditations. Under the agreement, Dr. Harrington will also be available for an additional 30 days to assist us on business and regulatory matters as needed. Dr. Harrington also resigned from the Board of Directors in connection with his departure.

        The agreement with Dr. Harrington provides that Dr. Harrington will continue to receive his current base salary during the 45 day transition. At the end of this transition, Dr. Harrington will cease being an employee, and we will make a lump-sum payment in the amount of $275,000. Following the transition period, we will pay Dr. Harrington severance payments totaling $840,000 (equivalent to two years of his current salary), payable bi-weekly. In the event that we require the services of Dr. Harrington during the 30 days beyond the transition period, we will pay him $5,000 per day for his services. We will also reimburse Dr. Harrington for up to 18 months of COBRA payments for health care coverage. We expect to record a charge for these payments to Dr. Harrington in the first quarter of 2005.

        On February 28, 2005, we entered into a twelve month consulting agreement, beginning March 1, 2005, with David R. Schreiber, a member of our Board of Directors, whereby Mr. Schreiber will provide consulting services, including evaluating and implementing sales performance enhancement initiatives, identifying merger and acquisition opportunities, assessing and reducing our expenditures and/or other services as are reasonably requested by the Board of Directors. We will pay Mr. Schreiber $27,083 per month for his consulting services, with the exception of the months of March and April 2005, for which he will be paid $15,000 per month. Mr. Schreiber will also be eligible for a cash bonus of up to fifty percent of the total compensation that he receives during the term of the agreement based on the Board of Director's assessment of Mr. Schreiber's achievement of performance objectives to be mutually established by the Board and Mr. Schreiber.

        Under the consulting agreement, Mr. Schreiber was also granted an option to acquire 104,000 shares of our common stock, which vests in three installments: 25% on March 1, 2005; 25% on August 30, 2005; and 50% on November 30, 2005. The exercise price of the stock option grant was equal to the fair market value of the underlying shares at the close of trading on March 1, 2005, and remains exercisable throughout the term of the agreement, and continuing for a period of one year following the last date on which Mr. Schreiber ceases to be either a consultant, director or employee of the company. In the event the agreement is terminated by Mr. Schreiber for any reason, or is terminated by us for cause, the option grant will stop vesting as of the date of such termination, whether or not Mr. Schreiber continues to serve as a director of the company, and shall remain exercisable for a period of 90 days from the date of such termination.

        The consulting agreement with Mr. Schreiber can be terminated by either party at any time; however, in the event we terminate the agreement with Mr. Schreiber other than for cause, Mr. Schreiber will be entitled to receive the remainder of the consulting service fees owed to him under the agreement on a pro rata basis, and the stock options granted to him will continue to vest. In the event of a change of control or corporate transaction involving the company during the term of the agreement, Mr. Schreiber will receive a payment equivalent to six months of consulting service fees, and the accelerated vesting of any unvested stock options granted to him in the agreement.

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

        At December 31, 2004, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet. At December 31, 2004, we had cash and cash equivalents of $18.3 million, which had a weighted average yield of 2.42% per annum. At December 31, 2004, our long-term investment balance of $21.8 million consisted of investments in U.S. government and agency obligations with maturity dates in excess of one year, a weighted average yield per annum of 2.74% and an average of 30.9 months until maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Specialty Laboratories, Inc. financial statements, schedules and supplementary data, as listed under Item 15, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        (a)   Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        (b)   Management's Report on Internal Control Over Financial Reporting.    Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

          (1)   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

          (2)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

          (3)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

        Management has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year. Ernst & Young LLP has issued an attestation report on management's assessment of the Company's internal control over financial reporting.

        (c)   Changes in Internal Controls.    There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2004 identified in connection with the evaluation referenced in paragraph (a) above that has materially affected, or is likely to materially affect, our internal control over financial reporting.

        (d)   Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Board of Directors
Specialty Laboratories, Inc.

        We have audited management's assessment, included in the preceding Management's Report on Internal Control Over Financial Reporting, that Specialty Laboratories, Inc. (Specialty) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Specialty's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Specialty's internal control over financial reporting based on our audits.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Specialty maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Specialty maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Specialty as of December 31, 2003 and 2004, and the related consolidated statements of operation, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Specialty Laboratories, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
March 9, 2005

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is included in the Proposal One: Elections of Directors, Management, and Section 16(a) Beneficial Ownership Reporting Compliance sections of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this Report:

          1.    Consolidated Financial Statements.    The following financial statements, and related notes thereto, of Specialty Laboratories, Inc. and the Report of Independent Auditors are filed as part of this Form 10-K.

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

          3.    Exhibits.    The Exhibits filed as part of this Annual Report are listed in Item 15(c) of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K:

    A Current Report, on Form 8-K under Item 1 was filed on October 4, 2004 with the Commission by the Registrant in connection with a press release dated October 4, 2004 announcing that the Company entered into a supplier agreement with Novation, the supply company of VHA Inc. and the University HealthSystem Consortium (UHC).

    A Current Report, on Form 8-K under Item 2 was filed on October 20, 2004 with the Commission by the Registrant in connection with a press release dated October 20, 2004 announcing financial results for the third quarter ended September 30, 2004.

    A Current Report, on Form 8-K under Item 1 was filed on November 2, 2004 with the Commission by the Registrant in connection with a press release dated November 2, 2004 announcing that the Company entered into a multi-source group purchasing agreement with Premier Purchasing Partners, L.P., which operates the group purchasing programs of Premier, Inc.

  (c)
  Exhibits.

    The following exhibits are filed as part of, or are incorporated by reference in, this Report.

Number	Description
3.1	Articles of Incorporation.(1)
3.2	Form of By-laws.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
†10.1	2000 Stock Incentive Plan.(1)
†10.2	2000 Employee Stock Purchase Plan.(1)
10.3
Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (Lessor) and Registrant (Lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California.(7)
10.4
Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (Sublandlord) and Registrant (Subtenant) for the property located at 1620 20th Street, Santa Monica, California.(1) (Superceded by Exhibit 10.38)
10.5	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California.(7)
10.6
Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California.(7)
+10.7	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.(1)
+10.8	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.(6)
+10.9	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.(3)

+10.10	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.(1)
+10.11	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.(1)
+10.12	Shared Services Health Care letter of confirmation dated June 5, 2000.(1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.(1)
†10.14	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.(8)
†10.15	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.(5)
†10.16	Paul F. Beyer severance agreement dated June 6, 2002.(5)
+10.17	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.(1)
+10.18	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.(1)
+10.19	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.(1)
+10.20	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.(1)
†10.21	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.(5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.(2)
+10.23	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.(4)
†10.24	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.(8)
†10.25	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant.(9)
†10.26	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant.(9)
†10.27	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant.(9)
†10.28	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant.(9)
†10.29	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant.(9)
†10.30	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant.(9)
†10.31	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant.(9)

†10.32	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant.(9)
†10.33	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant.(9)
+10.34	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant.(9)
+10.35	Agreement dated August 15, 2003 between Chiron Corporation and Registrant.(9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant.(9)
†10.37	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant.(10)
10.38	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.(10)
10.39
Agreement for Sale and Leaseback dated February 22, 2004 between Lexington Corporate Properties Trust (Buyer) and Registrant (Seller) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant.(11)
†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant.(11)
10.44	First Amendment to Lease dated June 2, 2004 between Water Garden Company, L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.(12)
10.45	First amendment to credit agreement dated August 13, 2004 between CIT Group/Business Credit, Inc. and Registrant.(13)
++10.46	Agreement effective November 1, 2004 between Novation and Registrant.(13)
*†10.47	Retention Agreement dated February 14, 2005 between Kevin R. Sayer and Registrant.
*†10.48	Incentive Agreement dated February 21, 2005 between Michael C. Dugan, M.D. and Registrant.
*†10.49	Incentive Agreement dated February 21, 2005 between Cynthia K. French, Ph.D and Registrant.
*†10.50	Incentive Agreement dated February 21, 2005 between Cheryl G. Gallarda and Registrant.
*†10.51	Incentive Agreement dated February 21, 2005 between Robert M. Harman and Registrant.
*†10.52	Incentive Agreement dated February 21, 2005 between Maryam Sadri and Registrant.
*†10.53	Incentive Agreement dated February 21, 2005 between Nicholas R. Simmons and Registrant.
*†10.54	Incentive Agreement dated February 21, 2005 between Mark R. Willig and Registrant.
*++10.55	Agreement effective January 1, 2005 between Premier and Registrant.

*†10.56	Consulting Agreement dated February 28, 2005 between David Schreiber and Registrant.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	California Department of Health Services Letter dated June 28, 2002.(6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002.(6)
99.3	California Department of Health Services Letter dated July 18, 2002.(6)

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

(10)
This exhibit was originally filed as an exhibit to the Company's Annual Report on Form 10-K for the period ending December 31, 2003 with the Securities and Exchange Commission on March 15, 2004 and is incorporated herein for reference.

(11)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2004 with the Securities and Exchange Commission on May 12, 2004 and is incorporated herein for reference.

(12)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2004 with the Securities and Exchange Commission on August 9, 2004 and is incorporated herein for reference.

(13)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2004 with the Securities and Exchange Commission on November 9, 2004 and is incorporated herein for reference.

(d)
Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts
Specialty Laboratories, Inc.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	(1) Deductions	Balance at End of Year
	(amounts in thousands)
Year ended December 31, 2004
Allowance for bad debts	$2,720	$5,414	$5,002	$3,132
Year ended December 31, 2003
Allowance for bad debts	$2,922	$3,836	$4,038	$2,720
Year ended December 31, 2002
Allowance for bad debts	$2,828	$5,887	$5,793	$2,922

(1)
Uncollectible accounts written off, net of recoveries.

Report of Independent Registered Public Accounting Firm

Board of Directors
Specialty Laboratories, Inc.

        We have audited the accompanying consolidated balance sheets of Specialty Laboratories, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Laboratories, Inc. as of December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Specialty Laboratories, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005, expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

Los Angeles, California
March 9, 2005

Specialty Laboratories, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$27,563	$18,283
Short-term investments	9,104	—
Accounts receivable, less allowances for doubtful accounts of $2,720 in 2003 and $3,132 in 2004	22,239	26,517
Receivable from sale of property	—	3,500
Refundable income taxes	126	—
Deferred income taxes	1,155	1,155
Inventory	2,729	3,207
Prepaid expenses and other assets	2,680	2,683

Total current assets	65,596	55,345
Property and equipment, net	61,535	32,843
Long-term investments	—	21,822
Deferred income taxes	5,029	4,709
Goodwill, net	5,655	5,655
Other assets	4,738	5,768

	$142,553	$126,142

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$8,834	$9,292
Income taxes payable	—	387
Facility exit costs accrual	—	471
Accrued liabilities	5,919	4,297

Total current liabilities	14,753	14,447
Long-term debt	5,019	—
Other long-term liabilities	2,281	2,161
Shareholders' equity:
Preferred stock, no par value:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, no par value:
Authorized shares—100,000,000
Issued and outstanding shares—22,570,256 in 2003 and 23,022,644 in 2004	103,005	105,224
Retained earnings	17,436	4,486
Deferred stock-based compensation	(13)	—
Accumulated other comprehensive income (loss)	72	(176)

Total shareholders' equity	120,500	109,534

	$142,553	$126,142

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Operations
(Dollar amounts in thousands except per share data)

	Year Ended December 31
	2002	2003	2004
Net revenue	$140,150	$119,653	$134,803
Costs and expenses:
Costs of services	104,379	86,095	93,716
Selling, general and administrative (exclusive of provision for doubtful accounts and stock-based compensation charges)	45,361	39,628	46,756
Provision for doubtful accounts charges	5,887	3,836	5,414
Stock-based compensation (credits)/charges	(28)	65	147
Facility exit costs	—	—	2,309
Restructuring charge	5,050	—	—
Charge related to regulatory matters	2,253	—	—

Total costs and expenses	162,902	129,624	148,342

Operating loss	(22,752)	(9,971)	(13,539)
Interest income	(1,664)	(735)	(591)
Interest expense	209	14	183

Loss before income tax benefits	(21,297)	(9,250)	(13,131)
Provision for income tax benefits	(7,912)	(2,889)	(181)

Net loss	$(13,385)	$(6,361)	$(12,950)

Loss per share—basic	$(.61)	$(.29)	$(.57)

Loss per share—diluted	$(.61)	$(.29)	$(.57)

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Shareholders' Equity
(Dollar amounts in thousands)

	Common Stock
			Retained Earnings	Deferred Stock Compensation	Accumulated Comprehensive Income (loss)
	Shares	Amount				Total
Balance, January 1, 2002	21,473,886	$96,056	$37,182	$(726)	$144	$132,656
Forfeited options, net of stock option grants	—	(660)	—	660	—	—
Amortization of deferred compensation	—	—	—	(28)	—	(28)
Tax benefit from exercise of employee stock options	—	2,590	—	—	—	2,590
Proceeds from sale of stock to employees	549,506	1,804	—	—	—	1,804
Comprehensive income (loss):
Unrealized gain on investments, net of taxes of $68	—	—	—	—	97	97
Net loss	—	—	(13,385)	—	—	(13,385)

Total comprehensive loss						(13,288)

Balance, December 31, 2002	22,023,392	99,790	23,797	(94)	241	123,734
Forfeited options, net of stock option grants	—	(16)	—	16	—	—
Amortization of deferred compensation	—	—	—	65	—	65
Tax benefit from exercise of employee stock options	—	1,843	—	—	—	1,843
Proceeds from sale of stock to employees	546,864	1,388	—	—	—	1,388
Comprehensive loss:
Unrealized loss on investments, net of taxes of $120	—	—	—	—	(169)	(169)
Net loss	—	—	(6,361)	—	—	(6,361)

Total comprehensive loss						(6,530)

Balance, December 31, 2003	22,570,256	103,005	17,436	(13)	72	120,500
Amortization of deferred compensation	—	134	—	13	—	147
Proceeds from sale of stock to employees	452,388	2,085	—	—	—	2,085
Comprehensive loss:
Unrealized loss on investments, net of taxes of $0	—	—	—	—	(248)	(248)
Net loss	—	—	(12,950)	—	—	(12,950)

Total comprehensive loss						(13,198)

Balance, December 31, 2004	23,022,644	$105,224	$4,486	$—	$(176)	$109,534

See accompanying notes.

Specialty Laboratories, Inc.
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31
	2002	2003	2004
Operating activities
Net loss	$(13,385)	$(6,361)	$(12,950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,674	5,942	6,108
Amortization	289	312	416
Current tax benefits from exercise of employee stock options	2,590	—	—
Deferred income taxes	516	(2,183)	320
Stock-based compensation charges	(28)	65	147
Loss on disposals of property and equipment	—	—	2,360
Changes in assets and liabilities:
Accounts receivable, net	11,186	358	(4,278)
Inventory, prepaid expenses and other assets	981	(1,687)	(227)
Accounts payable	(1,413)	782	458
Facility exit costs accrual	—	—	471
Accrued liabilities	1,107	(3,394)	(1,622)
Income taxes refundable/payable	(9,608)	8,365	513
Other long-term liabilities	(336)	73	(120)

Net cash (used in) provided by operating activities	(1,427)	2,272	(8,404)
Investing activities
Purchases of property and equipment	(34,731)	(12,325)	(26,776)
Proceeds from sale of property and equipment	—	—	43,500
Sale (purchase) of investments, net	41,576	9,076	(12,966)

Net cash provided by (used in) investing activities	6,845	(3,249)	3,758
Financing activities
Borrowings under bank loans	4,644	5,019	—
Repayment of bank loans	(4,644)	—	(5,019)
Increase in deferred financing cost	—	(272)	(1,700)
Proceeds from sale of stock to employees	1,804	1,388	2,085

Net cash provided by (used in) financing activities	1,804	6,135	(4,634)

Net increase (decrease) in cash and cash equivalents	7,222	5,158	(9,280)
Cash and cash equivalents at beginning of year	15,183	22,405	27,563

Cash and cash equivalents at end of year	$22,405	$27,563	$18,283

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$106	$129	$239

Income taxes (refunds)	$557	$(8,801)	$(1,013)

Details of accumulated other comprehensive income:
Change in investments	$165	$(289)	$(248)
Less change in deferred income taxes	68	120	—

Change in shareholders' equity	$97	$(169)	$(248)

Deferred tax benefits resulting from exercise of stock options	$—	$1,843	$—

Receivable from sale of property	$—	$—	$3,500

See accompanying notes.

Specialty Laboratories, Inc.
Notes to Consolidated Financial Statements

December 31, 2004

1. Summary of Significant Accounting Policies

Description of Business

        Specialty Laboratories, Inc. is a corporation that provides specialized laboratory-testing services to physicians, hospitals, and independent laboratories throughout the United States. Our continuing operations are in one reportable segment, the domestic medical laboratory industry.

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of Specialty Laboratories, Inc. and its subsidiary, BVI Specialty Laboratories International, Ltd. (SLIL) (100% owned). All intercompany transactions have been eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to prior year balances to conform with current year presentation.

Cash and Cash Equivalents

        We consider highly liquid debt securities with original maturities of 90 days or less at acquisition to be cash equivalents.

Investments

        All investments (which include U.S. government and corporate debt securities) are designated as available-for-sale. Accordingly, investments are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recorded in shareholders' equity. Investments are classified as short-term or long-term based on their contractual maturity dates.

Accounts Receivable and Net Revenue

        Accounts receivable and net revenue are recorded net of contractual allowances representing the difference between our standard charges and direct billings to third-party payor programs, including Medicare and Medicaid fee schedules. The allowance for doubtful accounts represents an estimate of the difference between amounts currently due from our hospitals, independent laboratories, and physician specialists and other customers and the receipts on such account balances estimated based on historical trends and current factors.

Inventory

        Inventory consists primarily of laboratory supplies and is stated at the lower of the average cost or market.

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Professional equipment	5–10 years
Office furniture and equipment	5–10 years
Automotive equipment	3–5 years
Computer equipment	3–5 years
Software	3–5 years
Leasehold improvements	The lesser of life (7 to 20 years) of asset or lease term

Goodwill and Intangible Assets

        We allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets include customer lists and license agreement fees, which are amortized evenly over periods of 10 and 4.5 years, respectively. Effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Prior to 2002, we amortized goodwill over 20 years. We performed the required impairment tests of goodwill in 2002, 2003 and 2004 and no impairment was identified in these periods.

Goodwill

        Goodwill related to the acquisition of BBICL is as follows:

	December 31
	2003	2004
	(amounts in thousands)
Goodwill	$5,882	$5,882
Less accumulated amortization (prior to adopting SFAS No. 142)	(227)	(227)

Total goodwill, net	$5,655	$5,655

Intangible Assets (included in other assets)

        Intangible assets are as follows:

	December 31
	2003	2004
	(amounts in thousands)
Customer list related to the acquisition of BBICL	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(750)	(1,039)

Total intangible assets, net	$1,607	$1,318

        Under SFAS No. 142, intangible assets continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $289,000 for 2005, $225,000 for 2006, $193,000 for the next four years, and $32,000 for the final year.

Long-lived Asset Impairment

        We review long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the associated cash flows. As a result of our relocation to new state-of-the-art laboratory facilities during the 2004 fourth quarter, various long-lived assets recorded as property and equipment were replaced, abandoned or otherwise impaired. We recorded a charge in the amount of $1,838,000 included in facility exit costs to dispose of these assets. See "Note 3—Facility Exit Costs." We have determined that no long-lived assets, other than the aforementioned property and equipment, are impaired at December 31, 2004.

Revenue Recognition

        We recognize revenue as services are rendered upon completion of the testing process for a specific customer order for which we have no future performance obligations to the customer, the customer is obligated to pay and the fees are non-refundable. This generally occurs when the assay result is reported to the customer. Our revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 101.

        Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid. Billings for services under third-party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. Adjustments to the estimated receivable amounts based on final settlements with the third-party payor programs are recorded upon settlement. Such adjustments were not material to our net loss in 2002, 2003 and 2004. In 2002, 2003 and 2004, combined third-party payor programs, including Medicare and Medicaid, comprised 6.6%, 8.3%, and 9.3%, of our net revenue, respectively.

Research and Development Expenditures

        Research and development expenditures are expensed as incurred. The amounts charged to research and development expense were $2,215,000, $1,648,000 and $1,315,000 in 2002, 2003, and 2004, respectively.

Concentrations of Credit Risk

        Our concentration of credit risk with respect to accounts receivable is limited due to the large number of payors comprising our customer base which are spread across the United States. In addition, we maintain allowances for potential credit losses and such losses have been within management's expectations. We routinely assess the financial strength of our customers and generally do not require collateral.

        Unilab Corporation accounted for approximately 10% of our net revenue in 2002. In 2003 and 2004, no customer accounted for over 10% of net revenue.

Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. We routinely estimate amounts to be recovered from third-party payors. Actual results could differ from those estimates.

Stock-Based Compensation

        At December 31, 2004, we had one stock-based compensation plan, which is described more fully in Note 13. We account for the plan under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted the disclosure provisions required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        Pro forma net income, as required to be disclosed by SFAS No. 148, determined as if we had accounted for our employee stock compensation plans under the fair-value method of that Statement, is as follows:

	Year ended December 31
	2002	2003	2004
	(amounts in thousands except per share data)
Net loss, as reported	$(13,385)	$(6,361)	$(12,950)
Stock-based employee compensation (credits)/charges, net of related tax effects:
Determined under the intrinsic-value based method	(18)	49	147
Determined under the fair-value based method	(2,428)	(3,565)	(4,856)

Net loss, as adjusted	$(15,831)	$(9,877)	$(17,659)

Basic loss per common share:
As reported	$(0.61)	$(0.29)	$(0.57)
Pro forma	$(0.73)	$(0.44)	$(0.77)
Diluted loss per common share:
As reported	$(0.61)	$(0.29)	$(0.57)
Pro forma	$(0.73)	$(0.44)	$(0.77)

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

        The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2002	2003	2004
Risk-free interest rates	4%	3%	3%
Expected dividend yields	0%	0%	0%
Weighted-average expected life of option	5 years	5 years	5 years
Expected stock price volatility based upon peer companies	.71	.65	.58

        For sales of our common stock to employees at a price below such estimated fair value, the difference between the sales price and such estimated fair value was charged to expense as of the date of the sales.

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005 for calendar quarter companies. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards. Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date. Any adjustments to recognize share-based liabilities at fair value from the beginning of the year through the date of adoption will be recognized as a cumulative effect of a change in accounting principle. We expect to adopt SFAS No. 123(R) on July 1, 2005.

        The adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share set forth above in this Note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2,590,000 in 2002 and $0 in both 2003 and 2004.

Income Taxes

        We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using current tax rates and regulations. In the preparation of our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate, including estimating both actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Assessment of actual current tax exposure includes assessing tax strategies, the status of tax audits and open audit periods with the taxing authorities. To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from future operations and tax strategies that we employ and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2004 we have established a valuation allowance of $7,211,000 against our deferred tax assets as we believe it is not more likely than not that such assets will be realized. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Fair Value of Financial Instruments

        Our financial instruments consist mainly of cash, cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and borrowings under its bank credit facility. The fair value of substantially all financial instruments approximates their carrying values in the aggregate due to the short-term nature of these instruments. The interest rates on borrowings under our bank credit facilities are adjusted periodically to market rates, as discussed in Note 10.

Earnings Per Share

        Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Dilutive earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus potentially dilutive shares for the portion of the year they were outstanding. Potentially dilutive common shares result solely from outstanding stock options. Since we reported a net loss in 2002, 2003 and 2004, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

        Basic and diluted loss per share information was calculated based on the following weighted average shares:

	Year ended December 31
	2002	2003	2004
Basic—weighted average shares	21,813,861	22,250,471	22,823,032
Dilutive effect of outstanding stock options	—	—	—

Diluted—weighted average shares	21,813,861	22,250,471	22,823,032

2. Sale and Leaseback of Building

        On February 11, 2004, we entered into an agreement for the sale and leaseback of its Valencia, California facility with Lexington Corporate Properties Trust (Lexington), a real estate investment trust. Lexington agreed to purchase the existing facility for $47.0 million. The closing of the sale was completed on March 18, 2004 and we received approximately $41.9 million in proceeds, net of $1.6 million of financing related expenses through December 31, 2004. Receipt of the remaining $3.5 million balance of proceeds (included in receivable from sale of property) is contingent upon the completion of certain deliverables to Lexington. During the third quarter 2004, we relocated our administrative functions from Santa Monica, California to our Valencia facility and commenced making lease payments to Lexington on September 1, 2004. During the fourth quarter 2004, we relocated substantially all of our laboratory operations functions from Santa Monica to our Valencia facility.

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

        Based on an interpolated 15-year Treasury Rate of 4.37% at December 31, 2004, the estimated minimum lease payments under the terms of the related lease agreement are reflected in the table below. Actual lease payments for years 6 through 20 will be determined at least sixty days prior to the first day of the sixth lease year. These estimates of minimum lease payments are subject to future changes in the interpolated 15-year Treasury Rate, which has increased slightly since the sale and leaseback transaction was completed, and which can be expected to vary further prior to and during years 6 through 20 of the lease.

	Payments due by Period
	Total	2005-2006	2007-2008	2009	2010 and Beyond
	(amounts in thousands)
Operating lease obligations	$90,708	$7,125	$7,125	$3,867	$72,591

        The lease payments are being accounted for under FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, which requires minimum lease payments with scheduled rent increases to be accounted for on a straight-line basis over the lease term. Rent expense for the facility will be approximately $4.6 million per year.

3. Facility Exit Costs

        In accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and in connection with the relocation to its new Valencia facility during the fourth quarter 2004, we recorded a $2,309,000 charge related to exiting our existing facilities in Santa Monica. This charge is included in facility exit costs in our statement of operations for the year ended December 31, 2004. The components of the facility exit costs charge are reflected in the table below.

Lease termination costs	$471,000
Fixed asset impairment charge (Note 1—Long-lived Asset Impairment)	1,838,000

Total facility exit costs	$2,309,000

        Lease termination costs represent the amount of lease rental payments that will be paid through June 2005, the end of our current lease contracts for facilities located in Santa Monica. Fixed asset impairment charges represent the net book carrying value of various laboratory equipment, furniture and fixtures and computer equipment that were replaced by new furniture and equipment at our Valencia facility. The decision to replace this property and equipment was made in connection with relocation activities that occurred during the fourth quarter 2004. Consequently, we recorded a charge during the fourth quarter 2004 to reflect the impairment of this property and equipment located at our former facilities in Santa Monica.

4. Charge Related to Regulatory Matters

        By letter dated April 12, 2002, the federal Centers for Medicare & Medicaid Services (CMS) notified us that it concluded our February 2002 response to deficiencies detected in the June and October 2001 inspections conducted by the California Department of Health Services (CDHS) did not constitute a credible allegation of compliance. As a result, CMS imposed certain sanctions, including notice of revocation of our Clinical Laboratory Improvement Act (CLIA) certificate, canceling our approval to receive Medicare and Medicaid payments for services performed on or after February 22, 2002, imposing a civil money penalty of $3,000 per day for each day during the sanction period, and imposing a directed plan of correction by which CMS could notify our customers of our non-compliance and the nature and effective date of any sanctions imposed. We filed an appeal to the CMS action on April 17, 2002.

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

        On July 17, 2002, CMS notified us that it had deemed us in compliance with all condition level requirements of CLIA and, that our ability to bill Medicare and Medicaid for our testing services had been reinstated, effective June 19, 2002, and that all actions against our CLIA certificate had been rescinded. We withdrew the appeal of the sanctions we had filed with CMS on April 17, 2002 and paid a monetary fine of $351,000.

        We recorded a charge in the first quarter of 2002 of approximately $1,241,000 to reserve for Medicare and Medicaid services earned and billed and a civil money penalty, all pertaining to the period February 22, 2002 to March 31, 2002. During the second quarter of 2002, we did not recognize any net revenue related to Medicare and Medicaid services and recorded a charge of approximately $612,000 for additional civil money penalties, costs for inspections, and incremental legal costs related to the CDHS and CMS regulatory actions. Beginning July 1, 2002, with the resolution of sanctions imposed by CMS, we resumed the recognition of net revenue related to Medicare and Medicaid services performed. In pursuing patient collections, subsequent information was provided by the patient or client that the services provided were covered by Medicare or Medicaid during the period of February 22 through June 19, 2002, resulting in our writing off these receivables. These write-offs along with additional reserves, totaled $400,000, and were recorded as a charge during fourth quarter of 2002.

5. Restructuring Charge

        On June 18, 2002, we announced a reduction in workforce totaling 10% as part of an overall restructuring plan. The plan involved all areas and levels of our company. In connection with the restructuring effort, a charge of approximately $3,598,000 was recorded in the second quarter of 2002. The charge was comprised of severance payments and related obligations for employees whose positions were eliminated.

        During September 2002, as a result of further business review and the refinement of our core strategic business we eliminated some employee positions primarily in the area of the clinical trials department. A charge of approximately $468,000 was recorded in the third quarter of 2002. The charge was comprised of $199,000 of severance payments for employees whose positions were eliminated and a $269,000 write-off of certain assets related to the clinical trials business.

        In November 2002, in our continuing efforts to manage costs and align the business with current business levels, a reduction in workforce occurred focused primarily on the laboratory. A restructuring charge of approximately $984,000 was recorded in the fourth quarter of 2002. Approximately $508,000 of the charge related to reductions in force, primarily laboratory operations. In addition, approximately $476,000 of the charge was recorded for the write-off of certain capitalized costs associated with the delayed move to the new Valencia facility, and the related termination of the synthetic lease financing arrangement with the banking group led by BNP Paribas.

        Severance activities for the years ended December 31, 2003 and 2004 were as follows:

	Expense in 2003	Paid in 2003	Paid in 2004
	(amounts in thousands)
Severance and related obligations	$4,276	$3,864	$412

6. Investments

        The following tables summarize investments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(amounts in thousands)
As of December 31, 2004
Marketable Securities:
U.S. government and agency	$21,997	$1	$176	$21,822

	$21,997	$1	$176	$21,822

As of December 31, 2003
Marketable Securities:
U.S. government and agency	$8,984	$120	$—	$9,104

	$8,984	$120	$—	$9,104

        Gross realized gains and losses were immaterial in 2003 and 2004. Scheduled maturities of U.S. government and agency investments held at December 31, 2004 are $12,916,000 in 2006 and $8,906,000 in 2007. The unrealized losses on our investments in U.S. government and agency obligations were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2004. Also, the disclosures required by EITF 03-1, "The Meaning of Other-Than-Temporary and its Application to Certain Investments," have not been included because our unrealized losses are immaterial at December 31, 2004.

7. Property and Equipment

        Property and equipment consists of the following:

	December 31
	2003	2004
	(amounts in thousands)
Information technology equipment and systems	$36,061	$16,277
Professional equipment	14,248	11,268
Office furniture and equipment	4,223	1,737
Land	8,701	—
Leasehold improvements	8,846	15,899

	72,079	45,181
Less accumulated depreciation and amortization	(44,380)	(13,946)
Construction in progress	33,836	1,608

	$61,535	$32,843

8. Write-Down of Unused Facility Costs

        In 1997, we leased a building in Memphis, Tennessee, for a potential geographical expansion of its operations. Subsequently, in June 1999, our management decided not to move into the Memphis facility and to sublease it to a third party. The accrual of estimated future lease costs was computed by calculating the present value of the remaining lease payments, offset by the present value of the estimated future sublease income assuming a sublease start date of November 2002, using a discount rate of 7%. In June 2002, we subleased the facility for the period July 1, 2002 through September 14, 2007, the end of the lease commitment. The liability balance as of December 31, 2004 is $196,000. We do not anticipate any future adjustments to the accrual.

9. Accrued and Long-Term Liabilities

        Accrued liabilities consist of the following:

	December 31
	2003	2004
	(amounts in thousands)
Employee compensation related (including severance payments of $412 due to former employees as of December 31, 2003 and paid in 2004—Note 5)	$4,378	$3,124
Royalties	956	526
Current portion of accrued rent for unused facility (Note 8)	76	76
Business operations related	509	571

	$5,919	$4,297

        Long-term liabilities consist of the following:

	December 31
	2003	2004
	(amounts in thousands)
Deferred compensation (Note 12)	$1,602	$1,371
Non-current portion of accrued rent for unused facility (Note 8)	210	120
Reserve for workers' compensation expense	342	319
Deferred rent expense for sale/leaseback (Note 2)	—	341
Annuity payments due to former employee	127	10

	$2,281	$2,161

10. Long-Term Debt

        On September 24, 2003, we entered into a $25 million asset-based credit agreement with CIT Business Credit (CIT), a unit of CIT Group Inc. The credit facility is secured primarily by accounts receivable, with the availability of funds based on the outstanding balance of this asset. The original credit agreement provided us with an initial $15 million line of credit. On August 13, 2004, we entered into an amendment to its agreement with CIT whereby CIT agreed to assist us in obtaining letters of credit in an aggregate amount of up to $10.1 million. The aggregate amount of outstanding letters of credit reduces the amount that we can borrow against its $15.0 million line of credit. On September 14, 2004, CIT assisted us in obtaining a $9.0 million irrevocable letter of credit with JPMorgan Chase Bank in satisfaction of a requirement in our lease agreement for our Valencia facility (Note 15—Commitments and Contingencies). The principal amount of borrowings was due three years from the closing date, the date the line of credit matures. Interest is computed and payable monthly. Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum. As of December 31, 2003, we had borrowed $5,019,000 against the line of credit. On September 24, 2004, we paid down the entire $5.2 million borrowed against the line of credit, including approximately $185,000 of accrued interest.

        Interest expense for 2002, 2003 and 2004 was $209,000, $114,000 and $352,000 gross, respectively. During 2003 and 2004, we capitalized approximately $100,000 and $169,000, respectively, of interest related to the Valencia construction.

11. Profit Sharing Plan—401(k)

        We maintain a defined contribution 401(k) profit sharing plan (the 401(k) Plan) covering all employees after minimum eligibility requirements have been met. In accordance with the 401(k) Plan, eligible employees may contribute up to 15% of their salaries to the 401(k) Plan. We will match the employee's contribution at 50 cents per dollar up to 6% of the employee's salary. Matching contributions by us to the 401(k) Plan amounted to $735,000, $621,000 and $648,000 in 2002, 2003 and 2004, respectively. Profit sharing contributions to the 401(k) Plan are discretionary. No discretionary contributions were made during 2002, 2003 and 2004.

12. Deferred Compensation Program

        We have a non-qualified deferred compensation program (the Program) for certain executives. Under the Program, employee-designated deferrals of salary are withheld by us. An amount equal to the withholding is "invested" at the direction of the employee, in a portfolio of phantom investments selected from the available investments under the Program, which are tracked by an administrator. With a portion of the withholding, we purchase life insurance policies on each of the participating executives with our company named as beneficiary of the policies.

        Deferred compensation, including gains and losses on phantom investments, amounted to $1,602,000 and $1,371,000 at December 31, 2003 and 2004, respectively, and is classified in long-term liabilities. The cash surrender value of the life insurance policies, which amounted to $2,131,000 and $2,336,000 at December 31, 2003 and 2004, respectively, is recorded in other assets.

13. Shareholders' Equity

Stock Option Plans

        During 1999, our Board of Directors approved the 1999 Stock Option/Stock Issuance Plan (the 1999 Plan) as a comprehensive equity incentive program and granted 1,839,068 options to acquire shares of our common stock to certain of our employees and outside directors. Outstanding stock options previously granted were effectively cancelled and replaced with new options under the 1999 plan.

        On September 5, 2000, our Board of Directors adopted, and on June 3, 2004 the shareholders approved, the 2000 Stock Incentive Plan (the 2000 Plan). The 2000 Plan became effective on the date the underwriting agreement for the initial public offering was signed. Under the 2000 Plan, 6,620,429 shares of our common stock have been authorized for issuance, including shares currently reserved under the 1999 Plan.

        The majority of grants under the Plan vest 25% upon the first anniversary of an employee's employment and thereafter ratably in equal monthly installments for the next 36 months (four equal annual installments upon the completion of each year of service over a four-year period for outside directors). On an annual basis, outside directors can elect to utilize a portion of their annual compensation to acquire an option grant to acquire shares of our common stock at an exercise price equal to one-third of the fair market value each January 1. Such options vest in equal monthly installments over a 12-month period. The options have a term of 10 years from the date of grant. The difference between the option exercise price and fair value of our common stock was recorded as deferred stock-based compensation and is being amortized to expense over the vesting periods of the related stock options on an accelerated basis using the graded vesting method. For more information regarding our stock option plans, see our 2004 Proxy Statement for Annual Meeting of Shareholders.

        Changes in options outstanding for the periods indicated were as follows:

	Number of Options	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2001	2,192,687	$8.84	$1.21 — $37.95
Options exercised	(400,290)	$1.85	$1.21 — $ 7.00
Options forfeited	(508,504)	$17.36	$17.36 — $34.25
Options expired	(98,257)	$17.76	$14.00 — $29.30
Options granted	1,643,055	$11.70	$6.40 — $26.32
Outstanding at December 31, 2002	2,828,691	$9.71	$1.21 — $37.95
Options exercised	(452,361)	$1.69	$1.21 — $ 9.19
Options forfeited	(48,839)	$10.82	$1.56 — $26.32
Options expired	(9,393)	$24.99	$8.91 — $26.40
Options granted	788,250	$8.00	$6.60 — $15.70

Outstanding at December 31, 2003	3,106,348	$10.38	$1.21 — $37.95
Options exercised	(356,491)	$3.84	$1.21 — $ 8.82
Options forfeited	(308,187)	$11.74	$6.50 — $31.10
Options expired	(76,205)	$19.07	$6.40 — $31.10
Options granted	815,500	$10.44	$9.15 — $16.16

Outstanding at December 31, 2004	3,180,965

Options exercisable at December 31, 2002	1,230,978	$6.16	$1.21 — $37.95
Options exercisable at December 31, 2003	1,502,004	$10.68	$1.21 — $37.95
Options exercisable at December 31, 2004	1,726,906	$11.59	$1.21 — $37.95

        The weighted average remaining contractual life of outstanding options was 7.9 and 7.2 years at December 31, 2003 and 2004, respectively.

Stock-Based Compensation

        In connection with the sales of common stock to certain employees and the granting of stock options to certain employees and our outside directors on February 5, 1999, the amount of related compensation to be recognized was determined by us to be the difference between the stock purchase or option exercise price and the fair value of our common stock at that date. For the common stock sales and the stock options that were vested as of their date of grant, the related compensation was expensed in full as of February 5, 1999. For the stock options that were not vested as of their date of grant, the related compensation was recorded as deferred stock compensation which is classified as a reduction of shareholders' equity and is being amortized to expense over the vesting periods of the related stock options.

        Stock-based compensation charges resulting from amortization of deferred stock-based compensation totaled $(28,000), $65,000 and $13,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

        Stock-based compensation charges also included $134,000 for the excess of the intrinsic value on the separation date over the original intrinsic value at the stock option grant date related to the March 19, 2004 resignation of our senior vice president and chief financial officer and our agreement to modify his stock option agreement. We agreed to extend the period in which he can exercise his vested stock options in exchange for the provision of certain nonsubstantive services through the filing of our Form 10-Q for the 2004 first quarter.

Stock Purchase Plan

        On September 5, 2000, our Board of Directors adopted and the shareholders approved an Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan became effective on the date the underwriting agreement for the offering was signed. Under the Purchase Plan, 330,000 shares of our common stock were reserved for issue. The share reserve automatically increases on the first trading day of each January by 1% of the total number of shares of our common stock outstanding on the last trading day of each preceding December. The increase in the share reserve is not to exceed 550,000 shares. The shares are available for purchase through overlapping offering periods with a maximum duration of 24 months. The initial offering period began the day the underwriting agreement for the offering was signed and ended in October 2002. Subsequent offering periods begin on the first business day in May and November of each year. Each offering period consists of a series of successive six-month purchasing intervals. Employee share purchases are funded through payroll deductions not to exceed 15% of earnings. The purchase price of shares at each purchase date is the lesser of 85% of the fair market value of the shares on the purchase date or 85% of the fair market value per share on the start date of the offering period. During 2003 and 2004, 94,503 and 95,897 shares, respectively, had been purchased under the Purchase Plan.

14. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

        Significant components of our deferred tax assets and liabilities are as follows:

	December 31
	2003	2004
	(amounts in thousands)
Current deferred tax assets (liabilities):
Allowances for doubtful accounts and contractual allowances	$760	$1,312
Vacation accrual	234	402
Other compensation accruals	(40)	(95)
Insurance accrual	104	136
Deferred rent	—	146
Valuation allowance	—	(855)
Other	97	109

	1,155	1,155
Non-current deferred tax assets (liabilities):
Net operating loss	6,896	15,187
Depreciation expense	(1,471)	(3,711)
State income taxes	(758)	(652)
Other compensation accruals	657	647
Unrealized gain on investments	(48)	(48)
Amortization expense	(247)	(358)
Valuation allowance	—	(6,356)

	5,029	4,709

Net deferred tax assets	$6,184	$5,864

        For 2004, we did not record any additional benefits for income taxes due to the size of the deferred tax assets (DTA's) previously recognized on our consolidated balance sheet through December 31, 2004. During the fourth quarter of 2004, we recorded a $320,000 increase in the valuation allowance for deferred tax assets recognized during 2003 and prior periods. We reported $5,864,000 of net DTA's (current and long-term) in the December 31, 2004 balance sheet, with approximately $15,187,000 of this amount related to federal and state net operating loss carryforwards (NOL's). The future realization of the NOL's is dependent on our ability to generate approximately $33.5 million of federal and $42.8 million of state ordinary income in future years. Our inability to generate the necessary ordinary income, could have a material adverse effect on our results of operations in future years.

        The federal NOL's begin expiring in 2024 and the state NOL's begin expiring in 2014. SFAS No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the DTA's will not be realized. During 2004, we increased our valuation reserve to $7,211,000 from zero reported as of December 31, 2003. The increase in the 2004 valuation reserve is principally due to continued operating losses, including tax benefits recognized on exercise of employee stock options, and our assessment that it is more likely than not that a portion of our DTA's will not be realized. In making this determination, we considered all available positive and negative evidence and made certain assumptions. This included, among other things, the overall business environment, our historical earnings, including our significant pretax losses incurred during the last three years, and our outlook for future years. We performed this analysis as of December 31, 2004 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our recorded net DTA's, net of the recorded valuation allowance, will be realized. We will assess the need for additional DTA valuation allowances on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria. Changes in our assumptions may affect our assessment and require that we establish valuation allowances for some portion or all of the remaining DTA's. Such changes may have a material adverse impact on our consolidated financial statements.

        The components of the provision for income taxes (benefits) are as follows:

	Year ended December 31
	2002	2003	2004
	(amounts in thousands)
Current:
Federal	$(8,611)	$(706)	$(501)
State	183	—	—

	(8,428)	(706)	(501)
Deferred:
Federal	1,613	(2,090)	—
State	(1,097)	(93)	320

	516	(2,183)	320

Total provision	$(7,912)	$(2,889)	$(181)

        A reconciliation of the federal statutory rate to our effective tax rate for operations is as follows:

	Year ended December 31
	2002	2003	2004
Tax benefit at federal statutory rate	35.0%	34.0%	34.0%
State and local taxes, net of federal benefit	2.8	.6	(1.6)
Non-deductible expenses	(1.4)	(.7)	(.8)
(Increase)/decrease in reserve for possible tax exposures	—	(2.7)	3.8
Valuation allowance	—	—	(34.0)
Other	.8	—	—

Effective tax benefit rate	37.2%	31.2%	1.4%

        Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining the effective tax rate. We are routinely under examination by federal, state or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed.

Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately account for the analysis of probable outcomes, including interest and other potential obligations. The tax liabilities are adjusted in light of changing facts and circumstances, such as the progress of audits, case law and emerging legislation and such adjustments are included in the effective tax rate.

        During 2003, a federal income tax examination related to the years ended December 31, 2000, 2001 and 2002 commenced. In addition, during 2003, a California income tax examination related to the years ended December 31, 1999 and 2000 commenced. During 2004, the federal and state tax examinations were concluded and resulted in proposed tax adjustments, including estimated accrued interest expense. As a result, in September 2004 we recorded an income tax benefit of $501,000 related to the successful resolution of the federal and state tax examinations. Our recorded liability at December 31, 2004 approximates the estimated impact of these proposed tax adjustments.

15. Commitments and Contingencies

Commitments

        We lease certain facilities and equipment under operating leases. Certain leases contain renewal and purchase options. Rental expense was approximately $3,591,000, $3,277,000 and $4,951,000 for 2002, 2003 and 2004, respectively.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more (including the estimated minimum lease payments under our lease for our Valencia facility as discussed in Note 2) are as follows:

	Leases	Sub-lease income	Total
	(amounts in thousands)
Year ending:
2005	$5,117	$(165)	$4,952
2006	4,456	(165)	4,291
2007	4,187	(117)	4,070
2008	3,646	—	3,646
2009	3,950	—	3,950
2010 and Beyond	73,812	—	73,812

Total minimum lease payments	$95,168	$(447)	$94,721

        In May 2002, we entered into an employment agreement with a new employee. The agreement provides that if the employee is terminated for other than cause or if he resigns for good reason during the first two years of employment, we will pay the base salary of $420,000 and a bonus for a one-year period subsequent to the severance. If after two years of employment, the employee is terminated other than for cause or if he resigns for good reason, we will pay the base salary for a two-year period and a bonus for a one-year period subsequent to his severance.

        In September and December 2003 and in April 2004, we entered into employment agreements with nine current executive officers. The agreements with three of the executives, which provide in the aggregate for annual base salaries of approximately $832,000 provide that if these three employees are terminated for other than cause or they resign for good reason, we will pay their salaries for twelve months subsequent to their termination and will make a lump sum payment for an amount equivalent to the payments for twelve months of health benefits under COBRA. For the remaining six executive officers, if any of these employees are terminated for other than cause or they resign for good reason, we will pay their salaries for nine months subsequent to their termination and a lump sum payment for an amount equivalent to the payments for nine months of health benefits under COBRA. The aggregate for the nine months of base salaries is approximately $893,000. If any of these executives are terminated for cause or voluntarily resign, no further payments are due to them other than accrued but unpaid salary and vacation time as of the date of termination.

        In January 2003, we established a $680,000 irrevocable Letter of Credit for Federal Insurance Company, our workers' compensation insurance provider for 2003. The Letter of Credit was increased to $1,030,000 effective January 2004 and further increased to $1,330,000 effective January 2005. We elected to utilize a deductible program for 2003 and 2004 for which Federal Insurance Company required a security deposit in the form of a Letter of Credit.

        On September 14, 2004, we established a $9.0 million irrevocable letter of credit with JPMorgan Chase Bank that names Lexington Corporate Properties Trust (Lexington), our landlord for our Valencia facility, as the beneficiary. The Valencia facility lease requires us to post a security deposit in the form of a letter of credit in connection with the lease agreement for its Valencia facility.

Contingencies

        In May and June 2002, we were named as a defendant, together with certain of our current or former board members and officers, in four substantially identical class-action lawsuits filed in the United States District Court for the Central District of California, and subsequently consolidated as "In re Specialty Laboratories Securities Litigation". The lawsuit purported to state claims on behalf of an alleged class of investors who bought our stock in the open market between December 8, 2000 and April 15, 2002 ("Class Period"). The lawsuit alleged that the market price of our stock was artificially inflated during the Class Period as a result of alleged misrepresentations made in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with our initial public offering of common stock and subsequent public disclosures. The lawsuit alleged, among other things, false and misleading statements about our compliance with certain regulatory requirements imposed by the California Department of Health Services and the federal Centers for Medicare & Medicaid Services. Plaintiffs sought compensatory damages, including interest, costs and expenses, attorneys' fees, and other relief. Plaintiffs filed several amended complaints, and we in turn filed motions to dismiss these complaints. The court ruled on these motions, dismissing some claims and not dismissing others, and allowed plaintiffs to proceed with their claims against us and several current and former officers and directors for alleged violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934. We believe that the claims against us and our current and former officers and directors were without merit. On June 14, 2004, we announced an agreement in principle to settle the consolidated lawsuits for $12 million, to be paid fully by our insurance carriers. On December 22, 2004, the court entered a final order approving the settlement and providing for notice to shareholders. As the settlement and defense costs were paid by our insurance carriers, we do not anticipate any costs associated with the defense or settlement of the claims to have a material impact on our finances.

        Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, ("SLA"), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation ("SLIL"). SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon us and certain of our directors and officers. Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action. No action has been brought against Specialty Laboratories, Inc. and we cannot provide an estimate of any loss or potential loss in connection with this matter.

        In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company ("Dragon"), one of the shareholders in SLA. Dragon has also brought the lawsuit in the name of SLA as a derivative action. The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets. The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA. We have provided notice to the applicable insurance carriers. While we believe that we have insurance applicable to the defense of the lawsuits, and continue to work with the relavent insurance carriers on the coverge issue, such carriers have not yet acknowledged coverage of the matter. Because our insurance carriers have not yet acknowledged coverage in this matter, and plaintiffs have not provided specific range or amount of damages sought from us, we are unable to provide any estimates of any loss or potential loss in this matter.

        From time to time we are subject to other claims arising in the ordinary course of business. We intend to defend vigorously any such litigation that may arise and to assert all available defenses that would be available to us. Based on current information, we believe any ultimate liability that may arise from these claims would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

16. Subsequent Event

        On February 13, 2005, we entered into a separation agreement with Douglas S. Harrington, M.D., as our chief executive officer and a member of our Board of Directors. The agreement with Dr. Harrington provides that he will remain as our CEO and the Laboratory Director for 45 days, and that he will use his best efforts to complete a smooth executive transition and ensure regulatory compliance, including any necessary securities filings and certifications, as well as laboratory licenses, inspections and accreditations. Under the agreement, Dr. Harrington will also be available for an additional 30 days to assist us on business and regulatory matters as needed. Dr. Harrington also resigned from the Board of Directors in connection with his departure.

        The agreement with Dr. Harrington provides that Dr. Harrington will continue to receive his current base salary during the 45 day transition. At the end of this transition, Dr. Harrington will cease being an employee, and we will make a lump-sum payment in the amount of $275,000. Following the transition period, we will pay Dr. Harrington severance payments totaling $840,000 (equivalent to two years of his current salary), payable bi-weekly. In the event that we require the services of Dr. Harrington during the 30 days beyond the transition period, we will pay him $5,000 per day for his services. We will also reimburse Dr. Harrington for up to 18 months of COBRA payments for health care coverage.

17. Quarterly Financial Data (Unaudited)

	March 31	June 30	September 30	December 31
	(amounts in thousands except per share data)
2004
Net revenue	$31,304	$33,216	$34,632	$35,651
Operating loss	(2,598)	(530)	(2,793)	(7,618)
Net loss	(2,535)	(353)	(2,203)	(7,859)
Loss per share—basic	(0.11)	(0.02)	(0.10)	(0.34)
Loss per share—diluted	(0.11)	(0.02)	(0.10)	(0.34)
2003
Net revenue	$30,300	$29,036	$29,858	$30,459
Operating loss	(2,423)	(2,983)	(3,389)	(1,176)
Net loss	(1,482)	(1,850)	(2,271)	(758)
Loss per share—basic	(0.07)	(0.08)	(0.10)	(0.04)
Loss per share—diluted	(0.07)	(0.08)	(0.10)	(0.04)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Monica, State of California, on the 14th day of March, 2005.

SPECIALTY LABORATORIES, INC.
By:	/s/ DOUGLAS S. HARRINGTON
	Name:	Douglas S. Harrington
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ RICHARD K. WHITNEY Richard K. Whitney	Chairman of the Board of Directors	March 14, 2005
/s/ DOUGLAS S. HARRINGTON Douglas S. Harrington, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005
/s/ KEVIN R. SAYER Kevin R. Sayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005
/s/ DEBORAH A. ESTES Deborah A. Estes	Secretary and Director	March 10, 2005
/s/ MICHAEL T. DEFREECE Michael T. DeFreece	Director	March 15, 2005
/s/ DAVID R. SCHREIBER David R. Schreiber	Director	March 10, 2005
/s/ WILLIAM J. NYDAM William J. Nydam	Director	March 10, 2005
Hubbard C. Howe	Director
/s/ JAMES B. PETER James B. Peter, M.D., Ph.D.	Founder and Emeritus Chairman of the Board of Directors	March 11, 2005

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation.(1)
3.2	Form of By-laws.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
†10.1	2000 Stock Incentive Plan.(1)
†10.2	2000 Employee Stock Purchase Plan.(1)
10.3
Lease dated June 1996, as amended on October 24, 2002, between Howard Real Property Trust (Lessor) and Registrant (Lessee) for the property located at 1752-1756 Cloverfield, Santa Monica, California.(7)
10.4
Sublease dated July 9, 1996, as amended on March 9, 1998 between The Rand Corporation (Sublandlord) and Registrant (Subtenant) for the property located at 1620 20th Street, Santa Monica, California.(1) (Superceded by Exhibit 10.38)
10.5	Lease dated January 26, 2000, as amended on November 22, 2002, between WDI Santa Monica LLC (Lessor) and Registrant (Lessee) for the property located at 1756 22nd Street, Santa Monica, California.(7)
10.6
Lease dated July 17, 1993, as amended on October 24, 2002, between Oscar & Ethel Salenger Trust (Landlord) and Registrant (Tenant) for the property located at 2211 Michigan Avenue, Santa Monica, California.(7)
+10.7	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.(1)
+10.8	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.(6)
+10.9	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.(3)
+10.10	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.(1)
+10.11	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.(1)
+10.12	Shared Services Health Care letter of confirmation dated June 5, 2000.(1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.(1)
†10.14	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.(8)
†10.15	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.(5)
†10.16	Paul F. Beyer severance agreement dated June 6, 2002.(5)
+10.17	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.(1)
+10.18	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.(1)
+10.19	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.(1)

+10.20	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.(1)
†10.21	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.(5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.(2)
+10.23	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.(4)
†10.24	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.(8)
†10.25	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant.(9)
†10.26	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant.(9)
†10.27	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant.(9)
†10.28	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant.(9)
†10.29	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant.(9)
†10.30	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant.(9)
†10.31	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant.(9)
†10.32	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant.(9)
†10.33	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant.(9)
+10.34	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant.(9)
+10.35	Agreement dated August 15, 2003 between Chiron Corporation and Registrant.(9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant.(9)
†10.37	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant.(10)
10.38	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.(10)
10.39
Agreement for Sale and Leaseback dated February 22, 2004 between Lexington Corporate Properties Trust (Buyer) and Registrant (Seller) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.(11)

†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant.(11)
†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant.(11)
10.44	First Amendment to Lease dated June 2, 2004 between Water Garden Company, L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.(12)
10.45	First amendment to credit agreement dated August 13, 2004 between CIT Group/Business Credit, Inc. and Registrant.(13)
++10.46	Agreement effective November 1, 2004 between Novation and Registrant.(13)
*†10.47	Retention Agreement dated February 14, 2005 between Kevin R. Sayer and Registrant.
*†10.48	Incentive Agreement dated February 21, 2005 between Michael C. Dugan, M.D. and Registrant.
*†10.49	Incentive Agreement dated February 21, 2005 between Cynthia K. French, Ph.D and Registrant.
*†10.50	Incentive Agreement dated February 21, 2005 between Cheryl G. Gallarda and Registrant.
*†10.51	Incentive Agreement dated February 21, 2005 between Robert M. Harman and Registrant.
*†10.52	Incentive Agreement dated February 21, 2005 between Maryam Sadri and Registrant.
*†10.53	Incentive Agreement dated February 21, 2005 between Nicholas R. Simmons and Registrant.
*†10.54	Incentive Agreement dated February 21, 2005 between Mark R. Willig and Registrant.
*++10.55	Agreement effective January 1, 2005 between Premier and Registrant.
*†10.56	Consulting Agreement dated February 28, 2005 between David Schreiber and Registrant.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	California Department of Health Services Letter dated June 28, 2002.(6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002.(6)
99.3	California Department of Health Services Letter dated July 18, 2002.(6)

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

(10)
This exhibit was originally filed as an exhibit to the Company's Annual Report on Form 10-K for the period ending December 31, 2003 with the Securities and Exchange Commission on March 15, 2004 and is incorporated herein for reference.

(11)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2004 with the Securities and Exchange Commission on May 12, 2004 and is incorporated herein for reference.

(12)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2004 with the Securities and Exchange Commission on August 9, 2004 and is incorporated herein for reference.

(13)
This exhibit was originally filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2004 with the Securities and Exchange Commission on November 9, 2004 and is incorporated herein for reference.

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
Report of Independent Registered Public Accounting Firm