Form 10-Q
period 2005-03-31
SPECIALTY LABORATORIES INC
filed 2005-05-10
CIK 1123333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant’s Telephone Number, Including Area Code: (661) 799-6543

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of May 2, 2005, there were approximately 23,125,555 shares of Common Stock outstanding, no par value.

SPECIALTY LABORATORIES, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “will,” “estimate,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on the current expectations, assumptions, estimates and projections about Specialty Laboratories, Inc. and the clinical laboratory industry. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. We undertake no obligation to revise or publicly update any forward-looking statement for any reason. All forward-looking statements attributable to Specialty Laboratories, Inc. are expressly qualified in their entirety by the cautionary statements of this Quarterly Report and by the discussion of “Risk Factors” included elsewhere in this Quarterly Report, and in other filings with the Securities and Exchange Commission made from time to time by Specialty Laboratories, Inc., including our periodic filings on Form 10-K, Form 10-Q and Form 8-K. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business. Any adverse effect on our business, financial condition or results of operations could result in a decline in the trading price of our common stock and the loss of all or part of your investment.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31, 2004	March 31, 2005

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,283	$12,240
Accounts receivable, less allowance for doubtful accounts of $3,132 as of December 31, 2004 and $2,963 as of March 31, 2005	26,517	27,736
Receivable from sale of property	3,500	3,500
Refundable income taxes	—	32
Deferred income taxes	1,155	—
Inventory	3,207	3,303
Prepaid expenses and other assets	2,683	2,638
Total current assets	55,345	49,449

Property and equipment, net	32,843	34,550
Long-term investments	21,822	21,620
Deferred income taxes	4,709	—
Goodwill, net	5,655	5,655
Other assets	5,768	5,547
	$126,142	$116,821

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,292	$7,487
Income taxes payable	387	—
Facility exit costs accrual	471	—
Accrued liabilities	4,297	6,801
Total current liabilities	14,447	14,288
Other long-term liabilities	2,161	2,723

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, no par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,022,644 as of December 31, 2004 and 23,091,979 as of March 31, 2005	105,224	105,902
Retained earnings (accumulated deficit)	4,486	(5,715)
Accumulated other comprehensive loss	(176)	(377)
Total shareholders’ equity	109,534	99,810
	$126,142	$116,821

See accompanying notes.

Specialty Laboratories, Inc.

Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended March 31,
	2004	2005

Net revenue	$31,304	$36,718
Costs and expenses:
Costs of services	22,582	26,382
Selling, general and administrative (exclusive of provision for doubtful accounts and stock-based compensation)	10,174	12,943
Provision for doubtful accounts	1,004	1,126
Stock-based compensation	142	137
Facility exit costs	—	556
Total costs and expenses	33,902	41,144

Operating loss	(2,598)	(4,426)

Interest income	(63)	(189)
Interest expense	—	100

Loss before income taxes	(2,535)	(4,337)

Provision for income taxes	—	5,864

Net loss	$(2,535)	$(10,201)

Basic loss per common share	$(0.11)	$(0.44)

Diluted loss per common share	$(0.11)	$(0.44)

See accompanying notes.

Specialty Laboratories, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2004	2005
Operating activities
Net loss	$(2,535)	$(10,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,531	1,462
Loss on disposal of property and equipment	—	12
Write-off of deferred income taxes	—	5,864
Stock-based compensation	142	137
Changes in assets and liabilities:
Accounts receivable, net	(1,607)	(1,219)
Inventory, prepaid expenses and other assets	480	46
Accounts payable	(1,500)	(1,805)
Facility exit costs accrual	—	(471)
Accrued liabilities	(1,702)	2,504
Income taxes refundable/payable	(2)	(419)
Long-term liabilities	(127)	562
Net cash used in operating activities	(5,320)	(3,528)

Investing activities
Purchases of property and equipment	(5,156)	(3,058)
Proceeds from sale of property and equipment	27,830	1
Purchase of investments, net	(3,004)	1
Net cash provided by (used in) investing activities	19,670	(3,056)

Financing activities
Borrowings under bank loan, net	63	—
Increase in deferred financing cost	(1,650)	—
Proceeds from exercise of stock options	246	541
Net cash (used in) provided by financing activities	(1,341)	541

Net increase (decrease) in cash and cash equivalents	13,009	(6,043)
Cash and cash equivalents at beginning of period	27,563	18,283
Cash and cash equivalents at end of period	$40,572	$12,240

Supplemental disclosure of cash flow information:
Receivable from sale of property	$16,241	$—

Change in unrealized losses on investments	$(41)	$(201)
Deferred income taxes	—	—
Net change in unrealized losses	$(41)	$(201)

Interest paid	$5	$54

See accompanying notes.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying consolidated financial statements of Specialty Laboratories, Inc. (the Company) have been prepared, without audit, in accordance with U.S. generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results that may be reported for the full fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 2.  GOODWILL AND INTANGIBLE ASSETS

                We allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets.  Identifiable intangible assets include customer lists and license agreement fees, which are amortized evenly over periods of 10 and 4.5 years, respectively.  Effective January 1, 2002, we ceased amortization of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Intangible assets (included in other assets) are as follows:

	December 31, 2004	March 31, 2005
	(dollar amounts in thousands)
Customer list related to the acquisition of BBI Clinical Laboratories, Inc. (BBICL)	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(1,039)	(1,112)
Total intangible assets, net	$1,318	$1,245

The estimated amortization expense for intangible assets will be $289,000 for 2005, $225,000 for 2006, $193,000 each year from 2007-2010, and $32,000 in 2011.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2004	March 31, 2005
	(dollar amounts in thousands)
Information technology equipment and systems	$16,277	$16,384
Professional equipment	11,268	13,254
Leasehold improvements	15,899	15,779
Office furniture and equipment	1,737	2,070
	45,181	47,487
Less accumulated depreciation and amortization	(13,946)	(14,972)
Construction in progress	1,608	2,035
Total property and equipment, net	$32,843	$34,550

NOTE 4.  LONG-TERM DEBT

                On September 24, 2003, we entered into a $25 million asset-based credit agreement with CIT Business Credit (CIT), a unit of CIT Group Inc.  The credit facility is secured primarily by accounts receivable, with the availability of funds based on the outstanding balance of this asset.  The original credit agreement provided us with an initial $15 million line of credit.  On August 13, 2004, we entered into an amendment to the agreement with CIT whereby CIT agreed to assist us in obtaining letters of credit in an aggregate amount of up to $10.1 million.  The aggregate amount of outstanding letters of credit reduces the amount that we can borrow against the $15.0 million line of credit.  On September 14, 2004, CIT assisted us in obtaining a $9.0 million irrevocable letter of credit with JPMorgan Chase Bank in satisfaction of a requirement in our lease agreement for our Valencia facility (Note 6 — Commitments and Contingencies).  The principal amount of borrowings under the line of credit is due three years from the closing date, the date the line of credit matures.  Interest is computed and payable monthly.  Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum.  As of December 31, 2004 and March 31, 2005, we had no amounts borrowed against the line of credit.

                Interest expense for first quarter 2005 was $100,000.  During first quarter 2004, we capitalized approximately $85,000 of interest related to the Valencia construction.

NOTE 5.  STOCK-BASED COMPENSATION

                We account for stock options under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Compensation cost for stock options is reflected in net income and is measured as the excess of the market price of stock at the date of grant over the amount an employee must pay to acquire the stock.  Compensation cost for fixed awards subject to vesting is recognized pro rata over the vesting period.

We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  Pro forma net income, as required to be disclosed by SFAS 148, determined as if we had accounted for our employee stock compensation plans under the fair-value method of that Statement, is as follows:

	Three Months Ended March 31,
	2004	2005
	(dollar amounts in thousands except per share data)

Net loss, as reported (a)	$(2,535)	$(10,201)

Stock-based employee compensation charges/(credits):
Determined under the intrinsic-value based method	142	—
Determined under the fair-value based method	(1,376)	(751)
Net loss, as adjusted	$(3,769)	$(10,952)
Basic loss per common share:
As reported	$(.11)	$(.44)
Pro forma	$(.17)	$(.47)
Diluted loss per common share:
As reported	$(.11)	$(.44)
Pro forma	$(.17)	$(.47)

(a)

On February 28, 2005, we granted an option to purchase 104,000 shares of our common stock to David R. Schreiber, a member of our Board of Directors, in connection with a consulting arrangement for his services. This option vests as follows: 25% on March 1, 2005, 25% on August 30, 2005 and 50% on November 30, 2005.  In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we will record compensation expense for the fair value of these options, as determined by the Black-Scholes option-pricing model, as a charge to operations over the vesting period.  During first quarter 2005, we recorded a charge to stock based compensation expense in the amount of $137,000 related to this option grant.  Such expense is included in our net loss as reported.  We will record additional amounts to stock based compensation expense in future quarters related to this grant until the final vesting date in the fourth quarter 2005.

                These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years.

                The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2005
Risk-free interest rate	3%	4%
Expected dividend yield	0%	0%
Weighted-average expected life of option	5 years	5 years
Expected stock price volatility based upon peer companies	.65	.58

                For sales of our common stock to employees at a price below such estimated fair value, the difference between the sales price and such estimated fair value was charged to expense as of the date of the sales.

                On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  On April 14, 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R) for public companies.  Under the SEC’s new rule, SFAS No. 123(R) must be implemented at the beginning of the next fiscal year that begins after June 15, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards.  Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date.  We will adopt SFAS No. 123(R) on January 1, 2006.

The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share set forth above in this Note.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions in both the 2004 and 2005 first quarters.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

                In January 2003, we elected to utilize a deductible program in connection with our workers’ compensation insurance for which our insurance provider, Federal Insurance Company, required a security deposit in the form of a letter of credit.  Accordingly, in January 2003, we established a $680,000 irrevocable letter of credit with the Federal Insurance Company.  The letter of credit was increased to $1,030,000 effective January 2004 and further increased to $1,330,000 effective January 2005.

                The Valencia facility lease requires us to post a security deposit in the form of a letter of credit in connection with the lease agreement for our Valencia facility.  On September 14, 2004, we established a $9.0 million irrevocable letter of credit with JPMorgan Chase Bank that names Lexington Lion Clarita L.P. c/o Lexington Corporate Properties Trust (Lexington), our landlord for our Valencia facility, as the beneficiary.

On February 13, 2005, we entered into a separation agreement with Douglas S. Harrington, M.D., then our chief executive officer and a member of our Board of Directors.  The agreement with Dr. Harrington provided that he would remain as our CEO and the Laboratory Director for 45 days, and that he would use his best efforts to complete a smooth executive transition and ensure regulatory compliance, including any necessary securities filings and certifications, as well as laboratory licenses, inspections and accreditations.  Under the agreement, Dr. Harrington agreed to be available for an additional 30 days to assist us on business and regulatory matters as needed.  Dr. Harrington resigned from the Board of Directors on February 14, 2005, and his resignation from his position as CEO and Laboratory Director was effective March 29, 2005.  Pursuant to the separation agreement with Dr. Harrington we paid him $275,000 following his March 29, 2005 resignation date.  The separation agreement also requires that we pay Dr. Harrington severance payments totaling $840,000 (equivalent to two years of his base salary), payable bi-weekly, and reimburse him for up to 18 months of COBRA payments for health care coverage.

                On February 14, 2005, we entered into a retention agreement with Kevin Sayer, our Chief Financial Officer, pursuant to which he is entitled to receive an incentive bonus of $150,000 if he continues employment with the Company through at least May 15, 2005.  On April 29, 2005, Mr. Sayer informed us that he intended to resign on May 16, 2005.  On February 21, 2005 we entered into several incentive agreements with other executive officers entitling them to receive incentive bonuses of varying amounts if they continued employment with the Company through February 20, 2006.  These incentive bonuses with other executive officers amount to $400,000 in aggregate.

                On March 28, 2005 we opted to eliminate the positions held by two of our executive officers.  Pursuant to the terms of their respective employment contracts, they were both entitled to receive severance payments for being terminated without cause.  We will pay severance payments totaling $414,000 in aggregate to these executive officers representing 12 and 9 months of their respective base salary and payments for health care insurance continuation under COBRA for a specified period of time.

A charge of approximately $1,744,000 is included in the consolidated statements of operations (selling, general and administrative expense) for the first quarter 2005 related to Dr. Harrington’s separation agreement, the executive officers’ retention and incentive agreements and the termination of two employment contracts.

Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, (SLA), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation (SLIL).  SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent.  A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore.  The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California.  The former employee has continued to serve various discovery requests upon us and certain of our directors and officers.  No action has been brought against Specialty Laboratories, Inc. and we cannot provide an estimate of any loss or potential loss in connection with this matter, and we believe that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit.

In December 2003, we were served with an action in which we were named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (Dragon), one of the shareholders in SLA.  Dragon has also brought the lawsuit in the name of SLA as a derivative action.  The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and the disposition of its assets.  The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA.  We have provided notice to the applicable insurance carriers.  While we believe that we have insurance applicable to the defense of the lawsuits, and continue to discuss the coverage issues with the relevant insurance carriers, such carriers have not yet acknowledged coverage of the matter, and at least one carrier has denied coverage.  Because the insurance carriers have not yet acknowledged coverage in this matter, and plaintiffs have not provided a specific range or amount of damages sought from us, we are unable to provide any estimates of any loss or potential loss in this matter.

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

NOTE 7.  EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the respective periods.  Diluted earnings (loss) per share, calculated using the treasury stock method, gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding during the respective periods presented.  Since we reported a net loss for the quarter ended March 31, 2005, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Basic and diluted loss per share for the respective periods are set forth in the table below:

	Three Months Ended March 31,
	2004	2005
	(amounts in thousands except per share data)

Net loss	$(2,535)	$(10,201)
Basic loss per common share	$(.11)	$(.44)
Diluted loss per common share	$(.11)	$(.44)
Basic weighted average shares	22,663	23,058
Dilutive effect of outstanding stock options	—	—
Diluted weighted average shares	22,663	23,058

NOTE 8.  DEFERRED INCOME TAXES

At March 31, 2005, we had approximately $36.4 million and $45.9 million of federal and state net operating loss carryforwards (NOL’s), respectively.  The federal NOL’s begin expiring in 2024 and the state NOL’s begin expiring in 2014.  The future realization of the NOL’s is dependent on our ability to generate ordinary income in future years.

                SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets (DTA’s) be reduced by a valuation allowance if it is more likely than not that some portion or all of the DTA’s will not be realized.  During the first quarter 2005, we increased our valuation reserve to $15,559,000 from $7,211,000 reported as of December 31, 2004.  This increase resulted in a non-cash charge of approximately $5.9 million to our provision for income taxes during the first quarter 2005.  The increase in the valuation reserve during the first quarter 2005 is principally due to continued operating losses and our assessment that it is more likely than not that our DTA’s will not be realized in the foreseeable future.  In making this determination, we considered all available positive and negative evidence and made certain assumptions.  These assumptions included, among other things, assumptions regarding the overall business environment, our historical earnings, including our significant pretax losses incurred during the last three years and the first quarter 2005, and our outlook for future years.  We performed an analysis as of March 31, 2005 and determined that there was sufficient evidence to conclude that it is more likely than not that our recorded net DTA’s, net of the recorded valuation allowance, will not be realized in the foreseeable future.  We will assess the need for valuation allowances against DTA’s on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria.  Changes in our assumptions may affect our assessment and allow us to reduce the valuation allowance against DTA’s in future periods as our operating results improve.

NOTE 9.  SALE AND LEASEBACK OF BUILDING

                On February 11, 2004, we entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust (Lexington), a real estate investment trust.  Lexington agreed to purchase the existing facility for $47.0 million.  The closing of the sale was completed on March 18, 2004 and we received approximately $41.9 million in proceeds, net of $1.6 million of financing related expenses through March 31, 2005.  Receipt of the remaining $3.5 million balance of proceeds (included in receivable from sale of property) is contingent upon the completion of certain deliverables to Lexington, which we expect to complete in the second quarter of 2005.  During the second half of 2004, we relocated substantially all of our administrative functions and laboratory operations from Santa Monica to our Valencia facility and commenced making lease payments to Lexington.

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

Based on an interpolated 15-year Treasury Rate of 4.37% at December 31, 2004, the estimated minimum lease payments under the terms of the lease agreement are reflected in the table below.  Actual lease payments for years 6 through 20 will be determined at least sixty days prior to the first day of the sixth lease year.  These estimates of minimum lease payments are subject to future changes in the interpolated 15-year Treasury Rate, which has increased slightly since the sale and leaseback transaction was completed, and which can be expected to vary further prior to and during years 6 through 20 of the lease.

	Payments due by Period
	Total	2005-2006	2007 - 2008	2009	2010 and Beyond
	(amounts in thousands)

Operating lease obligations	$90,708	$7,125	$7,125	$3,867	$72,591

The lease payments are being accounted for under FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, which requires minimum lease payments with scheduled rent increases to be accounted for on a straight-line basis over the lease term.  Rent expense for the facility will be approximately $4.6 million per year.

NOTE 10.  FACILITY EXIT COSTS

In accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a $556,000 charge during the first quarter 2005 related to exiting our former facilities in Santa Monica.  Exit costs incurred during the first quarter 2005 include actual operating expenses, such as utilities, and the final costs of closing down and restoring our former Santa Monica laboratory.  This charge is included in facility exit costs in the statement of operations for the first quarter 2005.  As of December 31, 2004, we had accrued a liability in our balance sheet related to lease termination costs for our former Santa Monica facilities in the amount of $471,000.  As of March 31, 2005, we had substantially paid these amounts.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.  This section includes forward-looking information that involves risks and uncertainties.  See “Cautionary Statement Regarding Forward-Looking Statements”.  Our actual results could differ materially from those anticipated by forward-looking statements due to factors discussed under “Risk Factors”, “Business” and elsewhere in this Quarterly Report.

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

Relocation to Valencia, California facility

On February 11, 2004, we entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust (Lexington), a real estate investment trust.  Lexington agreed to purchase the existing facility for $47.0 million.  The closing of the sale was completed on March 18, 2004 and we received approximately $41.9 million in proceeds, net of $1.6 million of financing related expenses through March 31, 2005.  Receipt of the remaining $3.5 million balance of proceeds (included in receivable from sale of property) is contingent upon the completion of certain deliverables to Lexington, which we expect to complete in the second quarter of 2005.  During the second half of 2004, we relocated substantially all of our administrative functions and laboratory operations from Santa Monica to our Valencia facility and commenced making lease payments to Lexington.

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

During the first quarter 2005, we incurred additional expenses associated with the closure of the Santa Monica facilities of approximately $556,000.  These exit costs related to actual operating expenses, such as utilities, and the final costs of closing down and restoring our former Santa Monica facilities.  No material expenses related to the former facilities are expected in future periods.

Other significant developments in the first quarter included:

                On February 4, 2005, Mr. Richard E. Belluzzo resigned from our Board of Directors.  Mr. Belluzzo served as Chairman of the Board and also as Chairman of the Nominating/Corporate Governance Committee and the Compensation Committee.  Mr. Belluzzo resigned because of increased external professional obligations in his role as CEO of Quantum Corporation.

                On February 5, 2005, Mr. Richard K. Whitney, a member of the Company’s Board of Directors, was appointed to serve as Chairman of the Board to fill the vacancy resulting from Mr. Belluzzo’s resignation.

                 On February 13, 2005, we entered into a separation agreement with Douglas S. Harrington, M.D., then our Chief Executive Officer and a member of our Board of Directors.  The agreement with Dr. Harrington provided that he would remain as our CEO and the Laboratory Director for 45 days, and that he would use his best efforts to complete a smooth executive transition and ensure regulatory compliance, including any necessary securities filings and certifications, as well as laboratory licenses, inspections and accreditations.  Under the agreement, Dr. Harrington agreed to be available for an additional 30 days to assist us on business and regulatory matters as needed.  Dr. Harrington resigned from the Board of Directors on February 14, 2005, and his resignation from his position as CEO and Laboratory Director was effective March 29, 2005.  Pursuant to the separation agreement with Dr. Harrington, he continued to receive his base salary during the 45 day transition.  On March 29, 2005, Dr. Harrington ceased being an employee and, pursuant to the separation agreement, we made a lump-sum payment in the amount of $275,000 and began paying Dr. Harrington severance payments totaling $840,000 (equivalent to two years of his current salary), payable bi-weekly.  We also are reimbursing Dr. Harrington for up to 18 months of COBRA payments for continuation of health care coverage.

On February 14, 2005, we entered into a retention agreement with Kevin R. Sayer, our executive vice-president and chief financial officer.  Under the agreement, if Mr. Sayer is still employed by us on May 15, 2005, we will pay him a $150,000 incentive bonus in a lump sum.  If he is involuntarily terminated other than for cause prior to May 15, 2005, he will receive the $150,000 incentive bonus in addition to the other severance pay owed to him under his Employment Agreement.  On April 29, 2005, Mr. Sayer informed us that he intended to resign on May 16, 2005.

On February 21, 2005 we entered into several incentive agreements with other executive officers entitling them to receive incentive bonuses of varying amounts if they continued employment with the Company through February 20, 2006.  These incentive bonuses with other executive officers amount to $400,000 in aggregate.

On February 28, 2005, we entered into a twelve month consulting agreement, beginning March 1, 2005, with David R. Schreiber, a member of our Board of Directors, pursuant to which Mr. Schreiber will provide consulting services, including evaluating and implementing sales performance enhancement initiatives, identifying merger and acquisition opportunities, assessing and reducing Company expenditures and/or other services as are reasonably requested by the Board of Directors.  We will pay Mr. Schreiber $27,083 per month for his consulting services, with the exception of the months of March and April 2005, for which he will be paid $15,000 for each month.  Mr. Schreiber will also be eligible for a cash bonus of up to fifty percent of the total compensation that he will receive during the term of the agreement based on the Board of Director’s assessment of Mr. Schreiber’s achievement of certain performance objectives to be mutually established by the Board and Mr. Schreiber.

Under the consulting agreement, Mr. Schreiber was granted an option to acquire 104,000 shares of our common stock, which vests in three installments: 25% on March 1, 2005; 25% on August 30, 2005; and 50% on November 30, 2005.  The exercise price of the stock option grant is $9.92, the fair market value of the underlying shares at the close of trading on March 1, 2005. The option terminates one year following the last date on which Mr. Schreiber ceases to be either a consultant, director or employee of the Company.  In the event the agreement is terminated by Mr. Schreiber for any reason, or is terminated by us for cause, the option grant stops vesting as of the date of such termination, whether or not Mr. Schreiber continues to serve as a director of the Company, and remains exercisable for a period of ninety (90) days from the date of such termination.

On March 14, 2005, our Board of Directors adopted a new Board compensation plan for non-employee directors which is designed to assist in attracting and retaining active, high quality, independent members, and to more closely align individual directors’ compensation to their level of responsibility on the Board.  Under the new plan, the directors were issued restricted shares of the company’s common stock (with a 3-year vesting) and certain directors were awarded additional options to purchase shares of the company’s common stock in recognition for their service as chairmen of various committees of the Board.  The Board compensation plan also requires that each director hold at least 6,000 shares of the company’s common stock (apart from stock issued or obtained through the exercise of options granted under the compensation plan).

On March 28, 2005, we opted to eliminate the positions of Senior Vice-President, Strategic Business Development and Vice-President & Chief Science Officer, positions held by Dan R. Angress and Cynthia K. French, Ph.D., respectively, effective April 8, 2005.  Pursuant their employment agreements dated September 11, 2003, Mr. Angress and Ms. French will receive severance pay equivalent to twelve and nine months, respectively, of their base salary and a payment representing twelve and nine months, respectively, of health care insurance under COBRA.  We estimate that the aggregate of such amounts will be $414,000.

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

                Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid. Billings for services under third- party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs.  Adjustments to the estimated receivable amounts based on final settlements with the third-party payor programs are recorded upon settlement.  Such adjustments were not material to our quarterly net loss in both the first quarter 2004 and 2005.  In the first quarter 2004 and 2005, combined third-party payor programs, including Medicare and Medicaid, comprised 10.1% and 9.1%, of our net revenue, respectively.

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

                We have recorded deferred stock-based compensation related to unvested stock options that were granted to employees and directors prior to December 31, 2000.  Based on the number of outstanding options granted as of March 31, 2005, we do not expect to amortize any deferred stock-based compensation during the remainder of 2005.  We anticipate that the exercise price of the options granted after the calendar year of 2000 will be at the reported market price of our common stock, and therefore no deferred stock-based compensation will result from these grants.

In accordance with the provisions of SFAS No. 123 we will record compensation expense for the fair value of the option to purchase 104,000 shares of our common stock granted to Mr. Schreiber on February 28, 2005, as determined by the Black-Scholes option-pricing model, as a charge to operations over the service period.  During first quarter 2005, we recorded a charge to stock based compensation expense in the amount of $137,000 related to this option grant.  Such expense is included in our net loss as reported.  We will record additional amounts to stock based compensation expense in future quarters related to this grant until the final vesting date in fourth quarter 2005.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  On April 14, 2005, the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123(R) for public companies.  Under the SEC’s new rule, SFAS No. 123(R) must be implemented at the beginning of the next fiscal year that begins after June 15, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We will utilize the modified prospective method, recognizing compensation cost for share-based awards to employees based on their grant-date fair values from the beginning of the year in which the recognition provisions are first applied as if the fair value-based method had been used to account for all employee awards.  Under this transition approach, compensation cost will be recognized for all awards granted, modified or settled after the date of adoption as well as to any awards that were not fully vested as of that date.  We will adopt SFAS No. 123(R) on January 1, 2006.

                As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share set forth in Note 5 of the notes to the consolidated financial statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in both the 2004 and 2005 first quarters.

Off-Balance Sheet Arrangements

                There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the lease of our Valencia facility.  For additional information about the sale and leaseback of our Valencia facility, annual rent expense and scheduled rent payments see Note 9 of the notes to the consolidated financial statements.

Results of Operations

                The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Three Months Ended March 31,
	2004	2005

Net revenue	100.0%	100.0%
Cost of services	72.1	71.9
Selling, general and administrative (exclusive of provision for doubtful accounts and stock-based compensation)	32.5	35.2
Provision for doubtful accounts	3.2	3.1
Facility exit costs	—	1.5
Operating loss	(8.3)	(12.1)
Loss before income taxes	(8.1)	(11.8)
Net loss	(8.1)	(27.8)

Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

Net Revenue

Net revenue of $36.7 million for the quarter ended March 31, 2005 represents an increase of approximately $5.4 million, or 17.3%, from the $31.3 million of net revenue for the prior year first quarter.  This increase in revenues resulted from a combination of volume growth and increased independent laboratory business which began in the third quarter of 2004, offset by a slight decrease in average price per accession.  Accession volumes increased to approximately 887,000 for the first quarter 2005, increasing approximately 32.4% from the prior year first quarter volume of approximately 670,000.  Testing volume for the first quarter 2005 included an increased amount of independent laboratory business.  This stream of work accounted for approximately 135,000 accessions and $1.8 million of the $36.7 million in net revenues for the period.  Excluding the independent laboratory business, our accession volumes for the first quarter 2005 were approximately 752,000, representing an increase of more than 12.2% over the first quarter 2004 volume.  Price per accession, excluding the independent laboratory business, decreased by approximately 0.5% from the first quarter 2004.

Net revenues in the first quarter 2005 increased from the fourth quarter 2004 by approximately $1.1 million, reflecting an increase of approximately 3.0%.  Revenues were impacted by a 5.1% increase in accession volumes from approximately 844,000 in the fourth quarter 2004 to approximately 887,000 in the first quarter 2005.  Excluding the accessions from our increased independent laboratory business, our sequential growth in accession volume from the fourth quarter 2004 was approximately 3.7%.  The accession volume growth came from all areas of our business, the hospital segment — including new and existing customers — and from our many significant independent laboratory customers.  Our aggregate average selling price for the first quarter 2005 is slightly lower than that of the fourth quarter 2004.  Excluding the impact of the independent laboratory business, our price per accession decreased by approximately 1.1% from the prior year fourth quarter.  The decrease is primarily a function of certain existing hospital clients converting from individual contract pricing to aggregated pricing arrangements under our large Group Purchasing Organization (“GPO”) agreements.  We anticipated this reduction when we entered into these agreements, and believe that the potential benefits of long-term growth in volumes will substantially outweigh the impact of the decreases in price.

Cost of Services

Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $3.8 million, or 16.8%, to $26.4 million for the first quarter 2005 from $22.6 million for the comparable prior year quarter.  This cost increase is a result of higher accession volumes, which increased approximately 32.4% year-over-year, and resultant increases in costs for reagents, laboratory labor, and distribution.  In addition to accession volume growth, costs of services were impacted by increased operating expenses related to the new Valencia facility.  The first quarter 2005 is the first quarter that costs related to the Valencia facility appear in costs of services.  As a percentage of revenue, costs of services decreased to 71.9% during the first quarter 2005 from 72.1% for the comparable prior year quarter.

                In comparing the first quarter 2005 to the fourth quarter 2004, costs of services increased approximately $1.3 million or 5.3%.  This increase in costs of services, both in absolute terms and as a percentage of revenue, is the result of higher accession volumes, which increased approximately 5.1%, and the resultant increases in costs for reagents, laboratory labor, and distribution, combined with the higher operating costs associated with the new facility.  Our variable costs of services per accession continued to decrease on a quarterly basis.  As a percentage of revenue, costs of services increased to 71.9% in the first quarter 2005 from 70.3% in the fourth quarter 2004.

Selling, General and Administrative Expenses (Exclusive of Provision for Doubtful Accounts and Stock-Based Compensation)

                Selling, general and administrative expenses increased by $2.7 million, or 27.2%, to $12.9 million for the first quarter 2005 from $10.2 million for the first quarter 2004.  This year-over-year increase in selling, general and administrative costs is a result of several factors including approximately $1.7 million in separation costs, primarily related to the departure of our former CEO and two other executive officers; increased operating expenses related to our Valencia operations; and increased administrative fees paid under the terms of our new GPO contractual arrangements.  As a percentage of revenue, selling, general and administrative expenses increased to 35.2% in first quarter 2005 from 32.5% for the comparable prior year quarter.  Selling, general and administrative expenses in the first quarter 2005 decreased nearly $1.9 million, or 13.0%, from the fourth quarter 2004.  This sequential decrease is a result of relocation costs incurred during the fourth quarter 2004, consisting primarily of planning costs, charges associated with leaving our former Santa Monica facilities, and bonuses paid to personnel who contributed to the successful relocation process.  In addition, selling, general and administrative costs include recurring facilities costs related to the operation of the Valencia facility during the fourth quarter 2004 which are included in costs of services during the first quarter 2005.  As a percentage of revenue, selling, general and administrative expenses decreased to 35.2% during the first quarter 2005 from 41.7% during the fourth quarter 2004.

Provision for Doubtful Accounts

                  Provision for doubtful accounts increased approximately $122,000, or 12.2%, to $1.1 million for the first quarter 2005 from $1.0 million for the comparable prior year quarter.  Provision for doubtful accounts decreased approximately $14,000, or 1.2%, from $1.1 million for the fourth quarter 2004.  Our bad debt performance, as measured as a percentage of net revenue, was 3.1% for first quarter 2005 as compared to 3.2% for both the first and fourth quarters of 2004.

Stock-Based Compensation

                Stock-based compensation decreased from approximately $142,000 to $137,000 from the first quarter 2004 to the first quarter 2005.  Stock-based compensation increased by $137,000 from the fourth quarter 2004 to the first quarter 2005.  Stock based compensation recorded during the first quarter 2004 primarily related to the separation of our former chief financial officer on March 19, 2004 and a related modification of his stock option grant.  Stock based compensation recorded during the first quarter 2005 represents the estimated fair value compensation related to stock options that we granted to Mr. Schreiber in connection with a consulting arrangement on February 28, 2005.  We anticipate recording additional stock based compensation expense related to Mr. Schreiber’s stock option grant during the remainder of 2005.  For additional information about this stock option grant see Note 5 of the notes to the consolidated financial statements.

Facility Exit Costs

Our statement of operations also includes a separate line item for facility exit costs that are not included in costs of services or selling, general and administrative.  The total facility exit costs were $556,000 for the first quarter 2005, with no comparable charge for the first quarter 2004.  These costs relate to actual operating expenses, such as utilities, and the final costs associated with closing down and restoring our former Santa Monica laboratory.  Facility exit costs decreased by $1.6 million, or 74.6%, from the fourth quarter 2004 to the first quarter 2005.  The fourth quarter facility exit costs included fixed asset impairment charges related to various laboratory equipment, furniture and fixtures and computer equipment that were replaced by new furniture and equipment at our new Valencia facility, and the remaining rental obligation on the closed Santa Monica laboratory.

Interest (Income) Expense, Net

                Net interest income increased from approximately $63,000 for the first quarter 2004 to approximately $89,000 for the first quarter 2005.  The increase in net interest income reflects higher average investment balances during the first quarter 2005 resulting from the proceeds of our sale and leaseback agreement for our Valencia facility on March 18, 2004, offset by an increase in interest expense related to our letters of credit.  Net interest income increased from $79,000 for the fourth quarter 2004 to $89,000 for the first quarter 2005.  The increase in net interest income reflects slightly higher interest rates earned on investment balances, offset by an increase in interest expense related to our letters of credit.

Provision for Income Taxes

We did not record any additional benefits for income taxes related to current operations during the first quarter of both 2004 and 2005.  In addition, we performed an analysis as of March 31, 2005 and determined that there was sufficient evidence pertaining to cumulative losses in recent years (including a recently projected net loss for 2005) to conclude that it is more likely than not that our net deferred tax assets will not be realized in the foreseeable future.  Consequently, we recorded a $5.9 million income tax charge during the first quarter 2005 to fully reserve against our net deferred tax assets included in the balance sheet.   Please see “Risk Factor — Our effective tax rate may fluctuate and we may not be able to fully realize all or a portion of our deferred tax assets.”

Net Loss

A net loss of $10.2 million was recorded for the first quarter 2005 compared to a net loss of $2.5 million for the comparable prior year quarter.  While our net revenue increased by $5.4 million, our total costs and expenses increased by $7.2 million and our provision for income taxes increased by $5.9 million.  Our net loss increased from $7.9 million for the fourth quarter 2004 to $10.2 million for the first quarter 2005, an increase of $2.3 million.  The sequential net revenue increase of $1.1 million and total costs and expenses decrease of $2.1 million, was offset by an increase of $5.5 million in our provision for income taxes.  As a percentage of revenue, a net loss of 27.8% was recorded for the first quarter 2005 as compared to a net loss of 8.1% for the comparable prior year quarter.

Liquidity and Capital Resources

                Our cash and cash equivalents combined with long-term investments totaled approximately $33.9 million as of March 31, 2005 as compared to $40.1 million as of December 31, 2004.  This $6.2 million decrease is a result of capital expenditures of approximately $3.1 million, as reflected in investing activities, and $3.5 million of cash used in operating activities during the first quarter 2005.  Our long-term investments, accounting for $21.6 million, are almost entirely in U.S. government and corporate debt securities.

                During 2004 we received $41.9 million in proceeds, net of $1.6 million in deferred financing fees, from our sale and leaseback agreement for our Valencia facility.  Receipt of the $3.5 million balance of proceeds is contingent upon the completion of certain deliverables to our landlord, including completion of remaining construction items and leasehold improvements.  The $3.5 million balance of proceeds has been recorded as a receivable in our balance sheet as of March 31, 2005, and we expect to receive the proceeds in the second quarter of 2005.

                Operating activities during the first quarter 2005 used net cash of approximately $3.5 million.  The net increase in accounts receivable and the net decrease in accounts payable combined to use cash of approximately $3.0 million and were partially offset by an increase in accrued liabilities of approximately $2.5 million primarily related to the severance accrual for our former chief executive officer and two other executive officers.  The remaining use of cash from operating activities was driven by our $10.2 million net loss that was partially offset by a $5.9 million decrease in net deferred tax assets and depreciation and amortization of $1.5 million.  For the first quarter 2004, operating activities used net cash of approximately $5.3 million.  The net decrease in the combined accounts payable and accrued liabilities used cash of approximately $3.2 million, primarily for severance and vendor payments.  The increase in accounts receivable resulted in the use of cash of $1.6 million.  The net loss of $2.5 million was partially offset by depreciation and amortization of $1.5 million.

                Investing activities for the first quarter 2005 used cash of $3.1 million primarily related to capital expenditures, of which approximately $2.1 million related to the Valencia facility.  Investing activities for the first quarter 2004 provided net cash of $19.7 million as we received $27.8 million in proceeds from the sale of our Valencia facility.  This receipt was partially offset by $5.2 million of capital expenditures as we resumed construction of the Valencia facility and also repositioned $3.0 million of cash and cash equivalents to long-term investments.

Net cash provided by financing activities was $541,000 for the first quarter 2005 as compared to cash used in financing activities of $1.3 million for the first quarter 2004.  During the first three months of 2005, we received $541,000 from the exercise of employee stock options.  For the first three months of 2004, we paid $1.6 million in financing related expenses associated with the sale and leaseback of our

Valencia facility which were partially offset by the receipt of $246,000 from the exercise of employee stock options.

                On September 24, 2003, we entered into a $25 million asset-based credit agreement with CIT Business Credit (CIT), a unit of CIT Group Inc.  The credit facility is secured primarily by accounts receivable, with the availability of funds based on the outstanding balance of this asset.  The original credit agreement provided us with an initial $15 million line of credit.  On August 13, 2004, we entered into an amendment to the agreement with CIT whereby CIT agreed to assist us in obtaining letters of credit in an aggregate amount of up to $10.1 million.  The aggregate amount of outstanding letters of credit reduces the amount that we can borrow against the $15.0 million line of credit.  On September 14, 2004, CIT assisted us in obtaining a $9.0 million irrevocable letter of credit with JPMorgan Chase Bank in satisfaction of a requirement in our lease agreement for our Valencia facility.  The principal amount of borrowings under the line of credit is due three years from the closing date, the date the line of credit matures.  Interest is computed and payable monthly.  Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum.  As of December 31, 2004 and March 31, 2005, we had no amounts borrowed against the line of credit.

We expect existing cash and cash equivalents, long-term investments and the balance of proceeds from the sale and leaseback arrangement will be sufficient to fund our operations, meet our capital requirements to upgrade our IT infrastructure and support our current growth for the next year.  Although we believe we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned.  It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies.  We could raise such funds by selling more stock to the public or to selected investors, or by borrowing money.  In addition, even though we may not need additional funds, we may still elect to sell additional equity securities or obtain credit facilities for other reasons.  We cannot provide assurances that we will be able to obtain additional funds on commercially favorable terms, or at all.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.  In addition, the equity or debt securities that we issue may have rights preferences or privileges senior to those of the holders of our common stock.  For more information, please see “Risk Factors — We may need or elect to raise additional funds to fund our operations and activities beyond the next year or to consummate acquisitions of other businesses, assets or technologies.”

Contractual Obligations

                There have been no material changes to the contractual obligations described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Subsequent Events

 On May 3, 2005, we announced that Kevin R. Sayer had tendered his resignation as the company’s Executive Vice-President and Chief Financial Officer, effective May 16, 2005.  Pursuant to the terms of an incentive agreement with Mr. Sayer, dated February 14, 2005, he will receive an incentive bonus of $150,000 following his resignation.

Also on May 3, we announced the termination of Mark R. Willig as Senior Vice-President of Sales and Marketing, and the appointment of Victoria DiFrancesco as the company’s new Senior Vice-President of Sales and Marketing.  Pursuant to the terms of his employment agreement, dated September 11, 2003, Mr. Willig will receive severance payments equivalent to nine months of his base salary and a payment representing nine months of health care insurance under COBRA.

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

The FDA has also asserted that its jurisdiction includes the ability to inspect our facilities in connection with certain testing we do for blood donation and collection centers.  An inspector from the FDA conducted an unannounced site inspection of our laboratory facilities in 2003 and 2004 in connection with this testing for blood centers.  The FDA inspector’s report of these inspections did not indicate any material issues or deficiencies of our facilities.  However, we will likely be subject to future FDA inspections, and no assurances can be given that our facilities will satisfactorily pass all such inspections. Any inability to comply with applicable FDA regulations could result in substantial monetary penalties, revocation of our FDA registration, suspension or cancellation of our ability to conduct testing for blood donation and collection centers, and could divert a substantial amount of management’s time and resources, and any such action could materially harm our business.

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

                Because of uncertainty surrounding the sanctions imposed on us by CMS in 2002, questions about our clients’ ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing.  As a result, our total accessions declined in 2002 and 2003.  While our accession volumes rose in 2004 and the first quarter of 2005, we cannot provide any assurances that our clients will continue sending us specimens for testing due to a variety of factors, including competition from other reference laboratories and our clients internalizing testing we now perform for them.  We also cannot provide assurances that our accessions will continue increasing, and they may decline again.  If our accessions decline again, or if they fail to continue increasing, it could materially adversely affect our business, financial condition, results of operations and prospects.

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

The clinical laboratory industry is intensely competitive and fragmented.  Our current competitors include large national laboratories that offer a wide test and product menu on a national scale as well as smaller niche and regional organizations.  Some of our large competitors have expanded, and may continue to expand, their competitive product offerings through acquisitions.  For example, Quest, the nation’s leading provider of diagnostic testing and related services for the healthcare industry, acquired American Medical Laboratories Incorporated, a national provider of esoteric testing to hospitals and specialty physicians, Clinical Diagnostic Services, Inc., a provider of routine and esoteric testing, and Unilab Corporation, a leading clinical testing laboratory.  LabCorp acquired Dianon Systems Inc., a leading U.S. provider of anatomic pathology and oncology testing services.  More recently, LabCorp announced the acquisition of U.S. Labs, a cancer testing provider, and Esoterix, Inc, a provider of specialized testing services.  Acquisitions among existing and future competitors may allow them to rapidly gain greater market share.  In addition, some of our customers refer assays to us that they cannot perform themselves.  These customers may no longer need to refer assays to us if they develop assays similar to us through the acquisition of other esoteric laboratories.  A loss of business and customers from such acquisitions could materially adversely affect our business, financial condition, results of operations and prospects.

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

                At March 31, 2005, we had approximately $36.4 million and $45.9 million of federal and state net operating loss carryforwards (NOL’s), respectively.  Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires that deferred tax assets (DTA’s) be reduced by a valuation allowance if it is more likely than not that some portion or all of the DTA’s will not be realized.  For the first quarter 2005, we determined that there was sufficient evidence to conclude that it is more likely than not that our recorded net DTA’s will not be realized in the foreseeable future.  Consequently, we increased our valuation allowance to approximately $15.6 million at March 31, 2005 to fully reserve against our DTA’s.  The future realization of the NOL’s is dependent on our ability to generate approximately $36.4 million of federal and $45.9 million of state ordinary income in future years.  We cannot provide any assurances that such NOL’s will be realized.  The federal NOL’s begin expiring in 2024 and the state NOL’s begin expiring in 2014.

Recent changes in our senior management team may negatively affect our business.

We depend substantially on the continued services and performance of our senior management and certain other key personnel.  While we have employment agreements with our executive officers and other members of our current senior management group, the loss of the services of any of these executive officers or other key employees could hurt our business.

On February 14, 2005 we announced the departure of Douglas S. Harrington, M.D., our chief executive officer and laboratory director, effective March 29, 2005.  On March On May 3, 2005 we announced the we announced that Kevin R. Sayer had tendered his resignation as the company’s Executive Vice-President and Chief Financial Officer, effective May 16, 2005, and the termination of Mark R. Willig as Senior Vice-President of Sales and Marketing.  We also recently opted to eliminate the positions of Senior Vice-President of Strategic Business Development and Vice-President & Chief Science Officer.

While we appointed a new Senior Vice-President of Sales and Marketing, we have not yet identified a new chief executive officer or chief financial officer.  We have engaged a search firm to assist us in locating a new chief executive officer and chief financial officer, but we cannot provide any assurances that we will be able to promptly identify and recruit suitable candidates.

These recent changes in our senior management, and any delay in filling open positions in management, may have a significant negative impact on our business, as such changes and uncertainty in our leadership may cause our customers to delay or cancel their decisions to utilize our services.  Current customers may also opt to choose other providers of testing services.  In addition, these changes in our management team may create uncertainty in the company’s employees, and we may be unable to retain or attract other key employees, including mid-level managers and California licensed laboratory scientists.

If current and potential customers to seek laboratory testing elsewhere, or delay their decisions to sending us specimens for testing, it could negatively affect our accessions, our revenue, and our ability to attain future profitability.  In addition, if we are unable to recruit and retain key employees due to the uncertainty of the composition of our senior management team, it may substantially impair our ability to maintain our level of services and grow our business.

We can provide no assurances that we will be able to attract and retain suitable and effective members of senior management, and our failure to do so may negatively affect our business.  Despite incentive bonus agreements put in place following the resignation of our chief executive officer, there is no guarantee that our remaining members of senior management will choose to remain with the company.

Changes and uncertainty in senior management may also cause the market price of our common stock to fluctuate or significantly decrease.

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

Any failure to retain and attract necessary personnel, including executive officers, could hurt our business and impair our growth strategy.

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

We believe that we are in material compliance with all currently applicable state and federal laws and regulations governing the confidentiality, dissemination and use of medical record information.  However, differing interpretations of existing laws and regulations, or the adoption of new laws and regulations, could reduce or eliminate our ability to obtain or use patient information which, in turn, could limit our ability to use our information technology products for electronically transmitting patient data.  While we believe we are in compliance in all material respects with the applicable HIPAA regulations, our failure to comply could subject us to fines and penalties, and have a detrimental effect on our business.  We may be subject to inspections or investigations by state or federal regulatory entities that enforce privacy laws and regulations, and we can provide no assurances that we will be found fully compliant with HIPAA or other privacy laws and regulations.  Any findings of non-compliance with HIPAA or other privacy laws and regulations could significantly harm our client’s confidence in our processes relating to the confidentiality, dissemination and use of medical record information, and could significantly harm our business.

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

We also received letters from Chiron Corporation (Chiron) in February 1998, and the National Institute of Health (NIH) in 2000-2003 claiming that some of our assays may violate their patents.  In August 2003 we reported that we had entered into a letter agreement with Chiron that called for us to make payments to Chiron for alleged past infringement of Chiron patents by certain Hepatitis C Virus (HCV) and Human Immunodeficiency Virus (HIV) testing performed by us, and Chiron agreed not to assert its patent rights, or bring any claim against Specialty for any alleged infringement relating to nucleic acid clinical assays for the detection, quantitation, genotyping and/or phenotyping of HCV and HIV occurring at any time prior to October 15, 2003.  We cannot provide any assurances that the NIH or other patent holders will not bring suit against us in the future for alleged patent infringement.  We intend to defend any such suit that may arise vigorously and to assert all available defenses to allegations of patent infringement that would be available to us.

In June 2004 we became aware of a lawsuit filed against us in the U.S. District Court for the Southern District of California by Prometheus Laboratories, Inc. (Prometheus).  The complaint alleged infringement of Prometheus’ patent rights by a new assay we announced for the monitoring of drug levels in connection with the treatment of Inflammatory Bowel Disease.  Based partly on the threat of the litigation, and the service disruption the lawsuit could have on our clients, we chose not to make this new assay available to our clients, and the matter with Prometheus was resolved without admission of liability or the payment of any settlement amounts.  Prometheus has since dismissed their lawsuit against us.

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

Our specimen processing facilities, our clinical laboratory, and our corporate offices are located Valencia, California.  California recently underwent an energy crisis that disrupted many businesses’ operations and increased business expenses.  In the event power reserves for the state of California fall to critically low levels, California may implement rolling power blackouts again throughout the state.  We currently have power generators for partial backup of our laboratory operations in the event of a blackout.  Our current insurance, however, does not provide coverage for any damages we may suffer as a result of any interruption in our power supply.  If blackouts interrupt our third party power supply, we may be temporarily unable to continue operations.  Any such interruption in our ability to continue operations would delay our processing of laboratory samples, disrupt communications with our customers and suppliers and delay product shipment.  Power interruptions could also damage our reputation and could result in lost revenue.  Any loss of power could have a material adverse effect on our business, operating results and financial condition.  Furthermore, shortages in wholesale electricity supplies have caused power prices to increase.  If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

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

                At March 31, 2005, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet.  At March 31, 2005, we had cash and cash equivalents of $12.2 million, which had a weighted average yield of 2.76% per annum.  At March 31, 2005, our long-term investment balance of $21.6 million consisted of investments in U.S. government and agency obligations with maturity dates in excess of one year, a weighted average yield per annum of 2.77% and an average of 27.0 months until maturity.

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

                Specialty Laboratories Asia:  Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, (SLA), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation (SLIL).  SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent.  A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $1.95 million in a wrongful termination action against SLA filed by him in Singapore.  The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California.  The former employee has continued to serve various discovery request upon us and certain of our directors and officers.  No action has been brought against Specialty Laboratories, Inc. and we believe that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

                Singapore Litigation:  In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (Dragon), one of the shareholders in SLA.  Dragon has also brought the lawsuit in the name of SLA as a derivative action.  The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets.  The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA.  We have provided notice to the applicable insurance carriers.  While we believe that we have insurance applicable to the defense of the lawsuits, and continue to discuss the coverage issues with the relavent insurance carriers, such carriers have not yet acknowledged coverage of the matter, and at least one carrier has denied coverage.  We believe that the claims made by the plaintiffs are without merit, and we will continue to vigorously defend our interests in this matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California. (11)
10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California. (11)
†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant. (11)
†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant. (11)
10.44	First Amendment to Lease dated June 2, 2004 between Water Garden Company, L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California. (12)
10.45	First amendment to credit agreement dated August 13, 2004 between CIT Group/Business Credit, Inc. and Registrant. (13)
±10.46	Agreement effective November 1, 2004 between Novation and Registrant. (13)
†10.47	Retention Agreement dated February 14, 2005 between Kevin R. Sayer and Registrant. (14)
†10.48	Incentive Agreement dated February 21, 2005 between Michael C. Dugan, M.D. and Registrant. (14)
†10.49	Incentive Agreement dated February 21, 2005 between Cynthia K. French, Ph.D. and Registrant. (14)
†10.50	Incentive Agreement dated February 21, 2005 between Cheryl G. Gallarda and Registrant. (14)
†10.51	Incentive Agreement dated February 21, 2005 between Robert M. Harman and Registrant. (14)
†10.52	Incentive Agreement dated February 21, 2005 between Maryam Sadri and Registrant. (14)
†10.53	Incentive Agreement dated February 21, 2005 between Nicholas R. Simmons and Registrant. (14)
†10.54	Incentive Agreement dated February 21, 2005 between Mark R. Willig and Registrant. (14)
±10.55	Agreement effective January 1, 2005 between Premier and Registrant. (14)
†10.56	Consulting Agreement dated February 28, 2005 between David Schreiber and Registrant. (14)
*†10.57	Separation Agreement dated April 19, 2005 between Douglas S. Harrington and Registrant.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities

Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	California Department of Health Services Letter dated June 28, 2002. (6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002. (6)
99.3	California Department of Health Services Letter dated July 18, 2002. (6)

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

(13)    This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004 with the Securities and Exchange Commission on November 9, 2004 and is incorporated herein for reference.

(14)    This exhibit was originally filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004 with the Securities and Exchange Commission on March 15, 2005 and is incorporated herein for reference.

(b)                                 Reports on Form 8-K:

On February 10, 2005, the Company filed a report on Form 8-K (Items 5, 7 and 9) to report that Mr. Richard E. Belluzzo resigned as Chairman of the Board from its Board of Directors effective February 4, 2005 and that Mr. Richard K. Whitney, a current director, was appointed Chairman of the Board effective February 2, 2005, attaching a related press release.

On February 15, 2005, the Company filed a report on Form 8-K (Items 1, 5, 7 and 9) to report that it had entered into a separation agreement with Mr. Douglas S. Harrington, M.D., the Company’s chief executive officer and a member of the Board of Directors, attaching a related press release. The Company also announced that it entered into a retention agreement with Mr. Kevin R. Sayer, the Company’s executive vice-president and chief financial officer.

On February 23, 2005, the Company filed a report on Form 8-K (Items 1, 2, 7 and 9) to report that it entered into incentive agreements with seven of its executive officers whereby they will receive lump sum incentive bonuses if still employed by the Company on February 20, 2006.  The Company also reported its results of operations for the quarter and year ended December 31, 2004, attaching a copy of a press release containing financial statements for such periods.

On March 1, 2005, the Company filed a report on Form 8-K (Item 1) to report that it entered into a twelve month consulting agreement, beginning March 1, 2005, with David R. Schreiber, a member of its Board of Directors.

On March 18, 2005, the Company filed a report on Form 8-K (Item 1) to report that its Board of Directors adopted a new Board compensation plan for non-employee directors.

On March 31, 2005, the Company filed a report of Form 8-K (Item 1) to report that it opted to eliminate the positions of Senior Vice-President, Strategic Business Development and Vice-President & Chief Science Officer, currently held by Dan R. Angress and Cynthia K. French, Ph.D., respectively.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation

Dated: May 9, 2005	By:	/s/ Kevin R. Sayer
		Name:	Kevin R. Sayer
		Title:	Chief Financial Officer and Acting Senior Officer

Dated: May 9, 2005	By:	/s/ Kevin R. Sayer
		Name:	Kevin R. Sayer
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation. (1)
3.2	Form of By-laws. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
†10.1	2000 Stock Incentive Plan. (1)
†10.2	2000 Employee Stock Purchase Plan. (1)
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

10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California. (11)
10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California. (11)
†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant. (11)
†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant. (11)
10.44	First Amendment to Lease dated June 2, 2004 between Water Garden Company, L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California. (12)
10.45	First amendment to credit agreement dated August 13, 2004 between CIT Group/Business Credit, Inc. and Registrant. (13)
±10.46	Agreement effective November 1, 2004 between Novation and Registrant. (13)
†10.47	Retention Agreement dated February 14, 2005 between Kevin R. Sayer and Registrant. (14)
†10.48	Incentive Agreement dated February 21, 2005 between Michael C. Dugan, M.D. and Registrant. (14)
†10.49	Incentive Agreement dated February 21, 2005 between Cynthia K. French, Ph.D and Registrant. (14)
†10.50	Incentive Agreement dated February 21, 2005 between Cheryl G. Gallarda and Registrant. (14)
†10.51	Incentive Agreement dated February 21, 2005 between Robert M. Harman and Registrant. (14)
†10.52	Incentive Agreement dated February 21, 2005 between Maryam Sadri and Registrant. (14)
†10.53	Incentive Agreement dated February 21, 2005 between Nicholas R. Simmons and Registrant. (14)
†10.54	Incentive Agreement dated February 21, 2005 between Mark R. Willig and Registrant. (14)
±10.55	Agreement effective January 1, 2005 between Premier and Registrant. (14)
†10.56	Consulting Agreement dated February 28, 2005 between David Schreiber and Registrant. (14)
*†10.57	Separation Agreement dated April 19, 2005 between Douglas S. Harrington and Registrant.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
99.1	California Department of Health Services Letter dated June 28, 2002. (6)
99.2	Center for Medicare and Medicaid Services Letter dated July 17, 2002. (6)
99.3	California Department of Health Services Letter dated July 18, 2002. (6)

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

(13)    This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004 with the Securities and Exchange Commission on November 9, 2004 and is incorporated herein for reference.

(14)    This exhibit was originally filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004 with the Securities and Exchange Commission on March 15, 2005 and is incorporated herein for reference.