Form 10-Q
period 2005-09-30
SPECIALTY LABORATORIES INC
filed 2005-11-09
CIK 1123333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                                                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 2, 2005 there were approximately 23,910,329 shares of Common Stock outstanding, no par value.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Specialty Laboratories, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,	September 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,283	$17,040
Accounts receivable, less allowance for doubtful accounts of $3,132 as of December 31, 2004 and $3,541 as of September 30, 2005	26,517	28,699
Receivable from sale of property	3,500	3,500
Deferred income taxes	1,155	—
Inventory	3,207	3,884
Prepaid expenses and other assets	2,683	3,406
Total current assets	55,345	56,529

Property and equipment, net	32,843	32,077
Long-term investments	21,822	21,592
Deferred income taxes	4,709	—
Goodwill, net	5,655	5,655
Other assets	5,768	5,434
	$126,142	$121,287

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,292	$7,321
Income taxes payable	387	—
Facility exit costs accrual	471	—
Accrued liabilities	4,297	7,088
Total current liabilities	14,447	14,409
Long-term liabilities	2,161	3,144

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, no par value:
Authorized shares—100,000,000 shares
Issued and outstanding shares—23,022,644 as of December 31, 2004 and 23,907,113 as of September 30, 2005	105,224	111,743
Retained earnings (accumulated deficit)	4,486	(7,603)
Accumulated other comprehensive loss	(176)	(406)
Total shareholders’ equity	109,534	103,734
	$126,142	$121,287

See accompanying notes.

Specialty Laboratories, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollar amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net revenue	$34,632	$38,664	$99,153	$114,342
Costs and expenses:
Costs of services	23,919	25,143	68,775	77,745
Selling, general and administrative (exclusive of provision for doubtful accounts and stock-based compensation)	11,001	11,564	31,381	38,438
Provision for doubtful accounts	2,008	1,172	4,274	3,432
Stock-based compensation	1	360	147	674
Facility exit costs	496	—	496	556
Total costs and expenses	37,425	38,239	105,073	120,845

Operating (loss)/income	(2,793)	425	(5,920)	(6,503)

Interest income	(190)	(208)	(429)	(603)
Interest expense	101	114	101	325

(Loss)/income before income taxes	(2,704)	519	(5,592)	(6,225)

Provision (benefit) for income taxes	(501)	—	(501)	5,864

Net (loss)/income	$(2,203)	$519	$(5,091)	$(12,089)

Basic (loss)/ income per common share	$(.10)	$.02	$(.22)	$(.52)

Diluted (loss)/income per common share	$(.10)	$.02	$(.22)	$(.52)

See accompanying notes.

Specialty Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2004	2005
Operating activities
Net loss	$(5,091)	$(12,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,669	4,342
Loss on disposal of property and equipment	117	1,560
Write-off of deferred income taxes	—	5,864
Stock-based compensation	147	674
Changes in assets and liabilities:
Accounts receivable, net	(3,496)	(2,182)
Inventory, prepaid expenses and other assets	190	(1,439)
Accounts payable	(1,919)	(1,971)
Facility exit costs accrual	—	(471)
Accrued liabilities	(1,727)	2,791
Income taxes refundable/payable	(504)	(387)
Long-term liabilities	(429)	983
Net cash used in operating activities	(8,043)	(2,325)

Investing activities
Purchases of property and equipment	(22,759)	(4,765)
Proceeds from sale of property and equipment	43,500	2
Purchase of investments, net	(11,012)	—
Net cash provided by (used in) investing activities	9,729	(4,763)

Financing activities
Repayments under bank loan, net	(5,019)	—
Increase in deferred financing cost	(1,685)	—
Proceeds from exercise of stock options	831	5,551
Sale of common stock to employees	333	294
Net cash (used in) provided by financing activities	(5,540)	5,845

Net decrease in cash and cash equivalents	(3,854)	(1,243)
Cash and cash equivalents at beginning of period	27,563	18,283
Cash and cash equivalents at end of period	$23,709	$17,040

Supplemental disclosure of cash flow information:
Receivable from sale of property	$3,500	$—

Change in unrealized losses on investments	$(206)	$(230)
Deferred income taxes	—	—
Net change in unrealized losses	$(206)	$(230)

Interest paid	$200	$189

See accompanying notes.

SPECIALTY LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Intangible assets (included in other assets) are as follows:
	December 31, 2004	September 30, 2005
	(dollar amounts in thousands)
Customer list related to the acquisition of BBI Clinical Laboratories, Inc. (BBICL)	$1,932	$1,932
Other intangible assets	425	425
Less accumulated amortization	(1,039)	(1,256)
Total intangible assets, net	$1,318	$1,101

The estimated amortization expense for intangible assets will be $289,000 for 2005, $225,000 for 2006, $193,000 each year from 2007-2010, and $32,000 in 2011.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2004	September 30, 2005
	(dollar amounts in thousands)
Information technology equipment and systems	$16,277	$14,582
Professional equipment	11,268	13,910
Leasehold improvements	15,899	16,025
Office furniture and equipment	1,737	2,494
	45,181	47,011
Less accumulated depreciation and amortization	(13,946)	(16,890)
Construction in progress	1,608	1,956
Total property and equipment, net	$32,843	$32,077

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded a charge in the amount of $1,539,000 representing the remaining net book value of certain capitalized software costs for a discontinued information technology (IT) program that will provide us with no future benefit.  The decision to discontinue this IT program, that was in collaboration with an external technology partner, was made during the second quarter 2005 and we expect to complete our activities related to the cessation of this IT program, and its accompanying customer support, by the end of the first quarter 2006 (the expected abandonment date).  In connection with this decision, we performed an analysis of undiscounted cash flows attributable to this IT program between June 30, 2005 and the expected abandonment date.  Based on this analysis, we determined that the entire remaining net book value of the capitalized software attributable to this IT program was impaired as of June 30, 2005.  Consequently, we recorded an impairment charge, included in selling, general and administrative expenses for the nine months ended September 30, 2005, to write-off the remaining net book value of this asset.

NOTE 4.  LONG-TERM DEBT

On September 24, 2003, we entered into a $25 million asset-based credit agreement with CIT Business Credit (CIT), a unit of CIT Group Inc.  The credit facility is secured primarily by accounts receivable, with the availability of funds based on the outstanding balance of this asset.  The original credit agreement provided us with an initial $15 million line of credit.  On August 13, 2004, we entered into an amendment to the agreement with CIT whereby CIT agreed to assist us in obtaining letters of credit in an aggregate amount of up to $10.1 million.  The aggregate amount of outstanding letters of credit reduces the amount that we can borrow against the $15.0 million line of credit.  On September 14, 2004, CIT assisted us in obtaining a $9.0 million irrevocable letter of credit with JPMorgan Chase Bank in satisfaction of a requirement in our lease agreement for our Valencia facility (Note 6 — Commitments and Contingencies).  The principal amount of borrowings under the line of credit is due three years from the closing date, the date the line of credit matures.  Interest is computed and payable monthly.  Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum.  As of December 31, 2004 and September 30, 2005, we had no amounts borrowed against the line of credit.

Interest expense for the first nine months of 2005 was $325,000.  During the first nine months of 2004, we recorded $101,000 of interest expense and capitalized approximately $169,000 of interest related to the Valencia construction.

NOTE 5.  STOCK-BASED COMPENSATION

We account for stock options under the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Compensation cost for stock options is reflected in net income (loss) and is measured as the excess of the market price of stock at the date of grant over the amount an employee must pay to acquire the stock.  Compensation cost for fixed awards subject to vesting is recognized pro rata over the vesting period.

We have adopted the disclosure provisions required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  Pro forma net income, as required to be disclosed by SFAS 148, determined as if we had accounted for our employee stock compensation plans under the fair-value method of that Statement, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(dollar amounts in thousands except per share data)
Net (loss)/income, as reported(a)	$(2,203)	$519	$(5,091)	$(12,089)

Stock-based employee compensation charges/(credits):
Determined under the intrinsic-value based method(b)	1	105	147	105
Determined under the fair-value based method	(928)	(855)	(3,144)	(2,176)
Net loss, as adjusted	$(3,130)	$(231)	$(8,088)	$(14,160)
Basic (loss)/earnings per common share:
As reported	$(.10)	$.02	$(.22)	$(.52)
Pro forma	$(.14)	$(.01)	$(.36)	$(.61)
Diluted (loss)/earnings per common share:
As reported	$(.10)	$.02	$(.22)	$(.52)
Pro forma	$(.14)	$(.01)	$(.36)	$(.61)

(a)                                On February 28, 2005, we granted an option to purchase 104,000 shares of our common stock to David R. Schreiber, a member of our board of directors, in connection with a consulting arrangement for his services.  This option vests as follows: 25% on March 1, 2005, 25% on August 30, 2005 and 50% on November 30, 2005.  In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we are recording compensation expense for the fair value of these options, as determined by the Black-Scholes option-pricing model, as a charge to operations over the vesting period.  During the first three quarters 2005, we recorded a charge to stock based compensation expense in the amount of $137,000, $177,000 and $255,000, respectively, related to this option grant.  Such expense is included in our net income (loss) as reported.  We will record additional amounts to stock based compensation expense related to this grant until the final vesting date in the fourth quarter 2005.

(b)                     On March 14, 2005, our board of directors adopted a new Board compensation plan which provided that each new and existing non-employee director be issued 5,000 (10,000 for Chairman of the Board) restricted shares of our common stock annually.  These shares vest in three equal annual installments on the anniversary date of the stock issuance.  During the three and nine month periods ended September 30, 2005, we recorded a charge to stock based compensation expense in the amount of $68,000 related to these restricted shares.  Such expense is included in our net income (loss) as reported.  We will record additional amounts to stock based compensation expense related to this grant until the final vesting date in March 2008.

On April 14, 2005, we adopted a new incentive compensation program for executive management that is performance-based and designed to assist in attracting and retaining high quality executive leadership.  The program, which applies to the executive officers, includes grants of stock options and restricted stock to certain officers, with a vesting schedule of 25% per year over a 4 year period.  During the three and nine month periods ended September 30, 2005, we recorded a charge to stock based compensation expense in the amount of $37,000 related to these restricted shares.  Such expense is included in our net income (loss) as reported.  We will record additional amounts to stock based compensation expense related to this grant until the final vesting date in April 2009.

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

The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future.  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share set forth above in this Note.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions in both the first nine months of 2004 and 2005.

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

On July 21, 2005, we entered into an employment agreement with David C. Weavil to serve as our Chief Executive Officer, effective July 22, 2005.  Under the terms of the agreement, Mr. Weavil will receive a base salary of $400,000 and is eligible for an annual incentive bonus, at the discretion of the board of directors, of up to 60% of his base salary, based on the Company’s financial performance and his achievement of management targets and goals.  In addition, Mr. Weavil has been granted an option to purchase 425,000 shares of the Company’s common stock, with a grant date of July 22, 2005 and exercise price of $8.67.  In the event that his employment with the Company is terminated without cause, Mr. Weavil will be paid severance equal to one year of his base salary.

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

                                                Five purported class action lawsuits were filed in October and November 2005 naming the Company and each of its directors as defendants, with one lawsuit also naming Specialty Family Limited Partnership, the Company’s majority shareholder. An amended complaint in one of the five lawsuits also names AmeriPath, Inc. (“AmeriPath”) as a defendant.  All five suits were filed in Los Angeles Superior Court by purported shareholders of the Company on behalf of all similarly situated shareholders, challenging the fairness of our recently announced merger with AmeriPath (described under Note 11 of the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The complaints allege, among other things, that the defendants breached their fiduciary duties to the shareholders of the Company by entering into the merger agreement.  To support the allegation of breach of fiduciary duty the complaints assert that the consideration offered in the merger is inadequate and is the result of unfair dealing, that in negotiating the transaction the defendants failed to disclose information that would have increased the valuation of the Company, and that the transaction is the result of a conflict of interest, because our founder and member of our board of directors, Dr. James B. Peter and his affiliates will receive an equity share in the surviving corporation.  In the amended complaint adding AmeriPath as a defendant, AmeriPath is alleged to have aided and abetted the alleged actions of the other defendants. The complaints seek an injunction against the proposed merger or, if it is consummated, rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  Additional lawsuits could be filed in the future, and the allegations in these five complaints could be amended or supplemented.  We believe that these lawsuits and the allegations contained in them lack merit; however, we have notified the applicable insurance carriers of the lawsuits.  These suits are in their earliest stages.  The court has scheduled an initial status conference for December 6, 2005.  Discovery has not yet begun and at this juncture it is too soon to predict with any accuracy how these suits will be resolved.  Because the insurance carriers have not taken a position with respect to coverage, and plaintiffs have not provided a specific range or amount of damages sought from us, we are unable to provide any estimates of any loss or potential loss in this matter.

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

For all periods except the three months ended September 30, 2005, potentially dilutive common shares were excluded from the diluted loss per common share calculation because they were anti-dilutive.

Basic and diluted earnings (loss) per share for the respective periods are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(dollar amounts in thousands except per share data)
Net (loss)/income	$(2,203)	$519	$(5,091)	$(12,089)
Basic (loss)/earnings per common share	$(.10)	$.02	$(.22)	$(.52)
Diluted (loss)/earnings per common share	$(.10)	$.02	$(.22)	$(.52)
Basic weighted average shares	22,862	23,800	22,782	23,369
Dilutive effect of outstanding stock options	—	419	—	—
Diluted weighted average shares	22,862	24,219	22,782	23,369

NOTE 8.  DEFERRED INCOME TAXES

                                                At September 30, 2005, we had approximately $37.1 million and $47.3 million of federal and state net operating loss carryforwards (NOL’s), respectively.  The federal NOL’s begin expiring in 2024 and the state NOL’s begin expiring in 2014.  The future realization of the NOL’s is dependent on our ability to generate ordinary income in future years.

                                                SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets (DTA’s) be reduced by a valuation allowance if it is more likely than not that some portion or all of the DTA’s will not be realized.  During the nine months ended September 30, 2005, we increased our valuation reserve to $17,467,000 from $7,211,000 reported as of December 31, 2004.  This increase included a non-cash charge of approximately $5.9 million to our provision for income taxes to fully reserve our December 31, 2004 deferred tax assets during the first quarter 2005.  Also, the increase in the valuation reserve resulted from continued operating losses and our continued assessment that it is more likely than not that our DTA’s will not be realized in the foreseeable future.  In making this determination, we considered all available positive and negative evidence and made certain assumptions.  These assumptions included, among other things, assumptions regarding the overall business environment, our historical earnings, including our significant pretax losses incurred during the last three years and the first nine months of 2005, and our outlook for future years.  We performed an analysis as of March 31, 2005 and determined that there was sufficient evidence to conclude that it is more likely than not that our recorded net DTA’s, net of the recorded valuation allowance, will not be realized in the foreseeable future.

We updated this analysis as of September 30, 2005 and determined that there was still sufficient evidence to conclude that it is more likely than not that our recorded net DTA’s, net of recorded valuation allowance, will not be realized in the foreseeable future.  We will assess the need for valuation allowances against DTA’s on an ongoing basis considering factors such as those mentioned above as well as other relevant criteria.  Changes in our assumptions may affect our assessment and allow us to reduce the valuation allowance against DTA’s in future periods as our operating results improve.

NOTE 9.  SALE AND LEASEBACK OF BUILDING

On February 11, 2004, we entered into an agreement for the sale and leaseback of our Valencia facility with Lexington Corporate Properties Trust (Lexington), a real estate investment trust.  Lexington agreed to purchase the existing facility for $47.0 million.  The closing of the sale was completed on March 18, 2004 and we received approximately $41.9 million in proceeds, net of $1.6 million of financing related expenses through September 30, 2005.  Receipt of the remaining $3.5 million balance of proceeds (included in receivable from sale of property) is subject to the completion of certain deliverables to Lexington, which we expect to be completed in the fourth quarter of 2005.  During the second half of 2004, we relocated substantially all of our administrative functions and laboratory operations from Santa Monica to our Valencia facility and commenced making lease payments to Lexington.

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

NOTE 10.  FACILITY EXIT COSTS

In accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a $556,000 charge during the first quarter 2005 related to exiting our former facilities in Santa Monica.  Exit costs incurred during the first quarter 2005 included actual operating expenses, such as utilities, and the final costs of closing down and restoring our former Santa Monica facilities.  This charge is included in facility exit costs in the statement of operations for the first nine months of 2005.  As of December 31, 2004, we had accrued a liability in our balance sheet related to lease termination costs for our former Santa Monica facilities in the amount of $471,000.  As of the second quarter 2005, we had paid substantially all amounts related to our former Santa Monica facilities.

NOTE 11.  MERGER WITH AMERIPATH, INC.

On September 29, 2005, we entered into an Agreement and Plan of Merger with AmeriPath Holdings, Inc., AmeriPath, Inc. and Silver Acquisition Corp.  Under the terms of the merger agreement, which was unanimously approved by our board of directors (with one member absent), AmeriPath will acquire all of our outstanding common shares for $13.25 in cash per share, without interest.  As part of the transaction, a portion of our shares beneficially owned by Specialty Family Limited Partnership, the Company’s majority shareholder, and related parties will be exchanged for approximately 20% of the new combined company, which will be privately held.  Subject to receipt of the required shareholder approval and the satisfaction of other conditions to closing of the merger, we expect to complete the merger in the first quarter 2006.  We filed our preliminary proxy statement in connection with the merger agreement and the merger with the SEC on November 4, 2005.  The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the merger agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.  For additional information about the merger see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the preliminary proxy statement and the final proxy statement that will be mailed to the Company’s shareholders.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report and the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.  This section includes forward-looking information that involves risks and uncertainties.  See “Cautionary Statement Regarding Forward-Looking Statements.”  Our actual results could differ materially from those anticipated by forward-looking statements due to factors discussed under “Risk Factors” and elsewhere in this Quarterly Report.

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

Relocation to Valencia, California facility

On February 11, 2004, we entered into an agreement for the sale and leaseback of our newly built Valencia facility with Lexington Corporate Properties Trust (Lexington), a real estate investment trust.  Lexington agreed to purchase the existing facility for $47.0 million.  The closing of the sale was completed on March 18, 2004 and we received approximately $41.9 million in proceeds, net of $1.6 million of financing related expenses through September 30, 2005.  Receipt of the remaining $3.5 million balance of proceeds (included in receivable from sale of property) is contingent upon the completion of certain deliverables to Lexington, which we expect to complete in the fourth quarter of 2005.  During the second half of 2004, we relocated substantially all of our administrative functions and laboratory operations from Santa Monica to our Valencia facility and commenced making lease payments to Lexington.  Based on interest rates in effect on December 31, 2004, rent expense for the new facility is expected to be approximately $4.6 million per year, approximately $2.0 million higher than comparable costs at our former Santa Monica facilities without any expansion, and includes the effect of scheduled rent increases in future years.

During the first quarter 2005, we incurred additional expenses associated with the closure of the Santa Monica facilities of approximately $556,000.  These exit costs related to actual operating expenses, such as utilities, and the final costs of closing down and restoring our former Santa Monica facilities.  No material expenses related to the former facilities were incurred during the second and third quarters of 2005 and no material expenses are expected in future periods.

Other significant developments in the third quarter included:

On July 21, 2005, we entered into an employment agreement with David C. Weavil to serve as our Chief Executive Officer, effective July 22, 2005.  Under the terms of the agreement, Mr. Weavil will receive a base salary of $400,000 and is eligible for an annual incentive bonus, at the discretion of the board of directors, of up to 60% of his base salary, based on the Company’s financial performance and his achievement of management targets and goals.  In addition, Mr. Weavil has been granted an option to purchase 425,000 shares of the Company’s common stock, with a grant date of July 22, 2005 and exercise price of $8.67.  In the event that his employment with the Company is terminated without cause, Mr. Weavil will be paid severance equal to one year of his base salary.  On August 18, 2005, Mr. Weavil was appointed a member of our board of directors.

On September 30, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of September 29, 2005 (the “Merger Agreement”), among AmeriPath Holdings, Inc., a Delaware corporation (“Holdings”), AmeriPath, Inc., a Delaware corporation (“AmeriPath”), the Company and Silver Acquisition Corp., a California corporation and a wholly owned subsidiary of AmeriPath (“Acquisition Corp.”).

The Merger Agreement contemplates that Acquisition Corp. will be merged with and into the Company (the “Merger”), with the Company as the surviving corporation.  Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (“Company Common Stock”), other than shares of Company Common Stock held in the treasury of the Company, or held by Holdings or any direct or indirect wholly owned subsidiary of Holdings or the Company, or held by shareholders who are entitled to and properly exercise dissent rights under California law, will be converted into the right to receive $13.25 in cash, without interest.  Pursuant to the Merger Agreement, each unvested share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger will become fully vested as of the effective time of the Merger.  Additionally, each outstanding option to purchase a share of Company Common Stock granted under the Company’s stock option plans will be entitled to receive, unless otherwise provided in an applicable agreement with the optionee, the difference between the exercise price of the option and $13.25, less applicable withholding taxes.

Simultaneously with the execution of the Merger Agreement, Holdings, AmeriPath Group Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Group Holdings”), Aqua Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Holdings, certain shareholders of Holdings (“Holdings Shareholders”) and Specialty Family Limited Partnership, the majority shareholder of the Company, and certain other affiliates and family members of Dr. James B. Peter, our founder and member of our board of directors (collectively, the “Continuing Investors”) entered into a Subscription, Merger and Exchange Agreement (the “SME Agreement”).  Pursuant to the SME Agreement, (a) Group Holdings will issue shares of the common stock, par value $0.01 per share, of Group Holdings (“Group Holdings Common Stock”) and shares of Series A participating preferred stock, par value $0.001 per share, of Group Holdings (“Group Holdings Preferred Stock”) to Holdings Shareholders in exchange for cash and for shares of the common stock, par value $0.01 per share, of Holdings, (b) Group Holdings will issue shares of Group Holdings Common Stock and Group Holdings Preferred Stock to the Continuing Investors in exchange for 9,025,000 shares of Company Common Stock held by the Continuing Investors, and (c) Aqua Acquisition Corp. will be merged with and into Holdings, with Holdings being the surviving corporation.  As a result, Holdings will become a wholly-owned subsidiary of Group Holdings.

Simultaneously with the execution of the Merger Agreement, Holdings, the Continuing Investors and certain affiliates of the Continuing Investors entered into a Voting Agreement (the “Voting Agreement”) pursuant to which, among other things, the Continuing Investors and such affiliates agreed to vote in favor of the Merger and to vote against competing transactions unless the Merger Agreement is terminated.  Upon termination of the Merger Agreement in certain circumstances, and the subsequent consummation of an alternative transaction, the Continuing Investors and such affiliates will be required to pay to Holdings 50% of (a) the consideration paid to the Continuing Investors and such affiliates in respect of their shares of Company Common Stock, minus (b) the amounts that would be otherwise payable to such persons pursuant to the Merger Agreement. The Continuing Investors and such affiliates also granted an irrevocable proxy to representatives of Holdings to vote on the Merger and other matters governed by the Voting Agreement.  The provisions of the Voting Agreement apply to all shares of Company Common Stock held by the Continuing Investors and their affiliates that are parties to the Voting Agreement.  The Continuing Investors and such affiliates disclosed in the Voting Agreement that they held 14,016,051 shares of Company Common Stock, which represents approximately 60.4% of the issued and outstanding Company Common Stock.

The Company has made various representations and warranties in the Merger Agreement.  The Company has also made customary covenants in the Merger Agreement, including, among others, covenants (i) to operate its business in the ordinary course and not to carry out specified actions without the consent of Holdings, (ii) not to solicit proposals relating to alternative business combination transactions and, subject to certain exceptions, not to provide information to or enter into negotiations with any person proposing an alternative business combination transaction, (iii) to call and hold a special meeting of the shareholders of the Company for the purpose of considering and taking action pursuant to the Merger Agreement, and subject to certain exceptions, that the Company’s board of directors will not withdraw or modify in a manner adverse to Holdings the approval or recommendation by the Company’s board of directors of the Merger, and (iv) subject to certain exceptions, that the Company’s board of directors will recommend that the Company’s shareholders approve the Merger.

The consummation of the Merger is subject to various conditions, including (i) approval of the principal terms of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock of the Company, as well as by the holders of a majority of the outstanding shares of the Company not held by the Continuing Investors or their affiliates (the “Required Shareholder Vote”), (ii) receipt of required regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) the absence of certain legal impediments to the consummation of the Merger, (iii) accuracy of representations and warranties and compliance with covenants, (iv) absence of a material adverse effect on the Company, (v) receipt of financing pursuant to a bank commitment letter that AmeriPath received on September 29, 2005, and (vi) the exercise of dissent rights with respect to no more than 10% of the outstanding Company Common Stock.

The Merger Agreement may be terminated if the Merger is not consummated before March 31, 2006 (subject to extension to June 30, 2006 if only regulatory conditions remain outstanding); if a governmental entity issues a final order prohibiting the Merger; if the Required Shareholder Vote is not obtained at a meeting of the Company shareholders; if the SME Agreement is terminated in accordance with its terms; if the representations and warranties of the Company or Holdings are untrue or the covenants of the Company or Holdings are breached such that the conditions to closing would not be satisfied; if the Company withdraws or modifies in a manner adverse to Holdings its approval of the Merger; or if the Company has notified Holdings that it intends to enter into a superior alternative transaction as permitted under the terms of the Merger Agreement.  The Company is required to pay Holdings a fee in the amount of $13,000,000 (inclusive of expenses) if the Merger Agreement is terminated in certain circumstances.  The Company is also required to reimburse Holdings for its expenses up to a maximum amount of $1,000,000 if the Merger Agreement is terminated in certain other circumstances.

During the third quarter 2005, we recorded approximately $639,000 of expenses included in selling, general and administrative expense in connection with the proposed merger with AmeriPath related primarily to legal fees in support of our activities related to the Merger.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Merger Agreement, the SME Agreement and the Voting Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof.  The foregoing description is qualified in its entirety by reference to the Merger Agreement, the SME Agreement and the Voting Agreement which were filed as exhibits to our current report on Form 8-K filed with the SEC on October 4, 2005, and are incorporated herein by reference.

We filed our preliminary proxy statement in connection with the Merger Agreement and the Merger, and our related Rule 13e-3 transaction statement, with the SEC on November 4, 2005.

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

Services are provided to certain patients covered by various third-party payor programs including Medicare and Medicaid.  Billings for services under third-party payor programs are included in net revenue net of allowances for differences between the amounts billed and estimated receipts under such programs.  Adjustments to the estimated receivable amounts based on final settlements with the third-party payor programs are recorded upon settlement.  Such adjustments were not material to our net loss in both the first nine months of 2004 and 2005.  During the first nine months of 2004 and 2005, combined third-party payor programs, including Medicare and Medicaid, comprised 9.2% and 9.7%, of our net revenue, respectively.

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

We have recorded deferred stock-based compensation related to unvested stock options that were granted to employees and directors prior to December 31, 2000.  Based on the number of outstanding options granted as of September 30, 2005, we do not expect to amortize any deferred stock-based compensation during the remainder of 2005.  We anticipate that the exercise price of the options granted after the calendar year of 2000 will be at the reported market price of our common stock, and therefore no deferred stock-based compensation will result from these grants.

In accordance with the provisions of SFAS No. 123 we will record compensation expense for the fair value of the option to purchase 104,000 shares of our common stock granted to David R. Schreiber (a member of our board of directors, and also currently serving as a consultant to the Company) on February 28, 2005, as determined by the Black-Scholes option-pricing model, as a charge to operations over the service period.  During the first nine months of 2005, we recorded a charge to stock based compensation expense in the amount of $569,000 related to this option grant.  Such expense is included in our net income (loss) as reported.  We are recording additional amounts to stock based compensation expense related to this grant until the final vesting date in the fourth quarter 2005.

On March 14, 2005, our board of directors adopted a new Board compensation plan which provided that each new and existing non-employee director be issued 5,000 (10,000 for Chairman of the Board) restricted shares of our common stock annually.  These shares vest in three equal annual installments on the anniversary date of the stock issuance.  During the three and nine month periods ended September 30, 2005, we recorded a charge to stock based compensation expense in the amount of $68,000 related to these restricted shares.  Such expense is included in our net income (loss) as reported.  We will record additional amounts to stock based compensation expense related to this grant until the final vesting date in March 2008.

On April 14, 2005, we adopted a new incentive compensation program for executive management that is performance-based and designed to assist in attracting and retaining high quality executive leadership.  The program, which applies to the executive officers, includes grants of stock options and restricted stock to certain officers, with a vesting schedule of 25% per year over a 4 year period.  During the three and nine month periods ended September 30, 2005, we recorded a charge to stock based compensation expense in the amount of $37,000 related to these restricted shares.  Such expense is included in our net income (loss) as reported.  We will record additional amounts to stock based compensation expense related to this grant until the final vesting date in April 2009.

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

                                                As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share set forth in Note 5 of the notes to the consolidated financial statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amounts of operating cash flows were recognized in prior periods for such excess tax deductions in both the first nine months of 2004 and 2005.

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

Results of Operations

                                                The following table sets forth the percentage of net revenue represented by certain items in our consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	69.1	65.0	69.4	68.0
Selling, general and administrative (exclusive of provision for doubtful accounts and stock-based compensation)	31.8	29.9	31.6	33.6
Provision for doubtful accounts	5.8	3.0	4.3	3.0
Facility exit costs	1.4	—	0.5	0.5
Operating (loss)/income	(8.1)	1.1	(6.0)	(5.7)
(Loss)/income before income tax benefit	(7.8)	1.3	(5.6)	(5.4)
Net (loss)/income	(6.4)	1.3	(5.1)	(10.6)

Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004

Net Revenue

Net revenue of $38.7 million for the quarter ended September 30, 2005 represents an increase of approximately $4.1 million, or 11.6%, from the $34.6 million of net revenue for the prior year third quarter.  This increase in revenues resulted primarily from volume growth.  Accession volumes increased to approximately 918,000 for the third quarter 2005, increasing 17.4% from the prior year third quarter volume of approximately 782,000.  Testing volume for the third quarter 2005 included an increased amount of independent laboratory business which began in the third quarter 2004 and continued during the third quarter 2005.  This stream of work, which we continue to believe is temporary in nature, accounted for approximately 142,000 accessions and $1.8 million of the $38.7 million net revenues for the period.  Excluding this independent laboratory business, our accession volumes for the third quarter 2005 were approximately 776,000, representing an increase of approximately 6.9% over the third quarter 2004 volume also excluding approximately 56,000 accessions attributable to the increased independent laboratory business.  Our aggregate average selling price per accession for the third quarter 2005 is approximately 5.0% lower than that of the prior year third quarter.  Excluding the independent laboratory business, price per accession during the third quarter 2005 increased by approximately 1.8% from the third quarter 2004.

Net revenue in the third quarter 2005 decreased from the second quarter 2005 by approximately $296,000, reflecting a decrease of less than 1%.  Revenues were impacted by a decrease in accession volumes from approximately 928,000 in the second quarter 2005 to approximately 918,000 in the third quarter 2005, along with a decrease in price per accession attributable to the increased independent laboratory business.  During the third quarter 2005, accessions attributable to this independent laboratory business decreased by approximately 8,000 from the second quarter 2005.  Excluding the increased independent laboratory business, our aggregate average selling price for the third quarter 2005 was relatively flat compared with pricing achieved during the second quarter 2005 also excluding the increased independent laboratory business.

Cost of Services

Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $1.2 million, or 5.1%, to $25.1 million for the third quarter 2005 from $23.9 million for the comparable prior year quarter.  This cost increase is a result of higher accession volumes, which increased approximately 17.4% year-over-year, and increased operating expenses related to the new Valencia facility.  The first quarter 2005 was the first quarter that operating costs related to the Valencia facility were recorded in costs of services.  As a percentage of revenue, costs of services decreased from 69.1% in the third quarter 2004 to 65.0% in the third quarter 2005.

                                                In comparing the third quarter 2005 to the second quarter 2005, costs of services decreased approximately $1.1 million or 4.1%.  This decrease in costs of services, both in absolute terms and as a percentage of revenue, is the result of a more favorable test mix and the second quarter implementation of significant cost reduction initiatives from which we realized reduced spending levels during the third quarter 2005 on several expense categories including, but not limited to, salaries and employee benefits and reagents.  As a percentage of revenue, cost of services decreased to 65.0% in the third quarter 2005 from 67.3% in the second quarter 2005.

Selling, General and Administrative Expenses (Exclusive of Provision for Doubtful Accounts and Stock-Based Compensation)

                                                Selling, general and administrative expenses increased by $563,000, or 5.1%, to $11.6 million for the third quarter 2005 from $11.0 million for the third quarter 2004.  Included in this year-over-year increase in selling, general and administrative costs is $639,000 in charges related primarily to legal expenses incurred in connection with the recently announced merger with AmeriPath and an increase in bonus expense accruals related to the management incentive bonus program adopted in the second quarter 2005.  These increases in selling, general and administrative expenses were partially offset by a reduction in salaries and other employee benefit costs during the third quarter 2005 compared to the third quarter 2004.  As a percentage of revenue, selling, general and administrative expenses decreased to 29.9% during the third quarter 2005 from 31.8% during the comparable prior year quarter.

Selling, general and administrative expenses in the third quarter 2005 decreased $2.4 million, or 17.0%, from the second quarter 2005.  This sequential decrease is a result of several factors including approximately $1.5 million in charges during the second quarter 2005 related to the write-off of certain fixed assets (primarily capitalized software costs for a discontinued information technology program that will provide us no further benefits) and a decrease during the third quarter 2005 in salaries, benefits and commissions, offset by an increase in bonuses and merger related expenses.  As a percentage of revenue, selling, general and administrative expenses decreased to 29.9% during the third quarter 2005 from 35.8% during the second quarter 2005.

Provision for Doubtful Accounts

Provision for doubtful accounts decreased approximately $836,000, or 41.6%, to $1.2 million for the third quarter 2005 from $2.0 million for the comparable prior year quarter.  The increased provision for doubtful accounts in the prior year quarter was related to collection difficulties experienced at one of our international clients, combined with lower than expected collections through the third quarter 2004 on account balances from 2003.  On a sequential quarterly basis, provision for doubtful accounts increased approximately $37,000, or 3.3%, from $1.1 million for the second quarter 2005.  Our bad debt performance, as measured as a percentage of net revenue, was 3.0% for the third quarter 2005 as compared to 5.8% for the third quarter 2004 and 2.9% for the second quarter 2005.

Stock-Based Compensation

                                                Stock-based compensation increased from approximately $1,000 to $360,000 from the third quarter 2004 to the third quarter 2005.  Stock-based compensation increased by $183,000 from the second quarter 2005 to the third quarter 2005.  Stock-based compensation recorded during 2005 represents the estimated fair value compensation related to stock options granted to Mr. Schreiber in connection with a consulting arrangement on February 28, 2005 and compensation expense related to restricted stock granted to non-employee members of our board of directors and to certain executive officers calculated in accordance with the provisions of APB Opinion No. 25.  For additional information about stock-based compensation see Note 5 of the notes to the consolidated financial statements.

Facility Exit Costs

Our statement of operations includes a separate line item for facility exit costs that are not included in costs of services or selling, general and administrative.  Facility exit costs were approximately $496,000 for the third quarter 2004, with no comparable charge for the third quarter 2005.  These costs relate to actual operating expenses, such as utilities, and the final costs associated with closing down and restoring our former Santa Monica laboratory.

Interest (Income) Expense, Net

                                                Net interest income increased from approximately $89,000 for the third quarter 2004 to $94,000 for the third quarter 2005.  The increase in net interest income reflects the impact of higher interest rates earned on investment balances during the third quarter 2005, partially offset by an increase in interest expense related to our letters of credit.  Net interest income decreased from $96,000 for the second quarter 2005 to $94,000 for the third quarter 2005.

Provision (Benefit) for Income Taxes

                                                We did not record any additional provision or benefit for income taxes related to current operations during the third quarter of both 2004 and 2005.  However, we did record an income tax benefit of $501,000 during the third quarter 2004 related to the successful resolution of federal and state tax audits, which were ongoing since the end of 2003.  Please see “Risk Factor — Our effective tax rate may fluctuate and we may not be able to fully realize all or a portion of our deferred tax assets.”

Net Income/(Loss)

Net income of $519,000 was recorded for the third quarter 2005 compared to a net loss of $2.2 million for the comparable prior year quarter.  While our net revenue increased by $4.1 million, our total costs and expenses increased by $814,000.  Our net income/(loss) increased from a $2.4 million loss for the second quarter 2005 to $519,000 income for the third quarter 2005, an increase of $2.9 million.  As a percentage of revenue, a net income of 1.3% was recorded for the third quarter 2005 as compared to a net loss of 6.4% for the comparable prior year quarter.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net Revenue

Net revenue of $114.3 million for the nine months ended September 30, 2005 represents an increase of approximately $15.1 million, or 15.3%, from the $99.2 million of net revenue for the nine months ended September 30, 2004.  This increase in revenues resulted from a combination of volume growth, including the increased independent laboratory business which began in the third quarter of 2004, offset by a decrease in average price per accession.  Accession volumes increased to approximately 2,733,000 for the first nine months of 2005, increasing approximately 26.6% from the first nine months of 2004 volume of approximately 2,158,000.  Testing volume for the first nine months of 2005 included an increased amount of independent laboratory business.  This stream of work, which we continue to believe may be temporary in nature, accounted for approximately 427,000 accessions and $5.6 million of the

$114.3 million net revenues for the period.  Excluding this increased independent laboratory business, our accession volumes for the first nine months of 2005 were approximately 2,306,000, representing an increase of nearly 9.7% over the first nine months of 2004 volume.  Excluding this increased independent laboratory business that is in a testing area with pricing that is significantly lower than our average aggregate pricing, price per accession during the first nine months of 2005 remained relatively stable with that of the first nine months of 2004.

Cost of Services

Cost of services, which includes costs for laboratory operations, distribution services, and research and development, increased $8.9 million, or 13.0%, to $77.7 million for the first nine months of 2005 from $68.8 million for the comparable prior year period.  This cost increase is a result of higher accession volumes, which increased approximately 26.6% year-over-year, and increased operating expenses related to the new Valencia facility.  The first quarter 2005 was the first quarter that costs related to the Valencia facility were recorded in costs of services.  As a percentage of revenue, cost of services decreased from 69.4% for the first nine months of 2004 to 68.0% for the first nine months of 2005.

Selling, General and Administrative Expenses (Exclusive of Provision for Doubtful Accounts and Stock-Based Compensation)

Selling, general and administrative expenses increased by $7.0 million, or 22.5%, to $38.4 million for the first nine months of 2005 from $31.4 million for the first nine months of 2004.  This year-over-year increase in selling, general and administrative expenses is a result of several factors including approximately $2.1 million in expenses related to severance and ongoing organizational changes; $1.5 million in charges related to the write-off of certain fixed assets (primarily capitalized software costs for a discontinued information technology program that will provide us with no future benefits); $639,000 of merger related costs incurred during the third quarter 2005; increased operating expenses related to our Valencia operations; and increased administrative fees paid under the terms of our new GPO contractual arrangements.  As a percentage of revenue, selling, general and administrative expenses increased to 33.6% during the first nine months of 2005 from 31.6% during the comparable prior year period.

Provision for Doubtful Accounts

Provision for doubtful accounts decreased approximately $842,000, or 19.7%, to $3.4 million for the first nine months of 2005 from $4.3 million for the comparable prior year period.  The increased provision for doubtful accounts in the prior year period was related to collection difficulties experienced at one of our international clients, combined with lower than expected collections through the third quarter 2004 on account balances from 2003.  Our bad debt performance, as measured as a percentage of net revenue, was 3.0% for the first nine months of 2005 as compared to 4.3% for the first nine months of 2004.

Stock-Based Compensation

Stock-based compensation increased from approximately $147,000 to $674,000 from the first nine months of 2004 to the first nine months of 2005.  Stock-based compensation recorded during the first nine months of 2004 primarily relates to the separation of our former Chief Financial Officer, Frank Spina, and a related modification of his stock option award.  Stock-based compensation recorded during the first nine months of 2005 represents the estimated fair value compensation related to stock options granted to Mr. Schreiber in connection with a consulting arrangement on February 28, 2005 and compensation expense related to restricted stock granted to non-employee members of our board of directors and to certain executive officers calculated in accordance with the provisions of APB Opinion

No. 25.  For additional information about stock-based compensation see Note 5 of the notes to the consolidated financial statements.

Facility Exit Costs

Our statement of operations includes a separate line item for facility exit costs that are not included in costs of services or selling, general and administrative.  Facility exit costs increased approximately $60,000, or 12.1%, to $556,000 for the first nine months of 2005 from $496,000 for the first nine months of 2004.  These costs relate to actual operating expenses, such as utilities, and the final costs associated with closing down and restoring our former Santa Monica laboratory.

Interest (Income) Expense, Net

Net interest income decreased from approximately $328,000 for the first nine months of 2004 to $278,000 for the first nine months of 2005.  The decrease in net interest income reflects an increase in interest expense related to our letters of credit during the first nine months of 2005 due to interest expense being capitalized during the first six months of 2004 in connection with the construction of our Valencia facility.  The impact of increased interest expense on net interest income was partially offset by higher interest rates earned on investment balances during the first nine months of 2005.

Provision (Benefit) for Income Taxes

We did not record any additional benefits for income taxes related to current operations during the first nine months of both 2004 and 2005.  However, we did record an income tax benefit of $501,000 during the third quarter 2004 related to the successful resolution of federal and state tax audits, which were ongoing since the end of 2003.  In addition, we performed an analysis as of March 31, 2005 and determined that there was sufficient evidence pertaining to cumulative losses in recent years (including a recently projected net loss for 2005) to conclude that it is more likely than not that our net deferred tax assets will not be realized in the foreseeable future.  Consequently, we recorded a $5.9 million income tax charge during the first quarter 2005 to fully reserve against our net deferred tax assets included in the balance sheet.  Please see “Risk Factor — Our effective tax rate may fluctuate and we may not be able to fully realize all or a portion of our deferred tax assets.”

Net Loss

A net loss of $12.1 million was recorded for the first nine months of 2005 compared to a net loss of $5.1 million for the comparable prior year period.  While our net revenue increased by $15.1 million, our total costs and expenses increased by $15.8 million.  As a percentage of revenue, a net loss of 10.6% was recorded for the first nine months of 2005 as compared to a net loss of 5.1% for the comparable prior year period.

Liquidity and Capital Resources

                                                Our cash and cash equivalents combined with long-term investments totaled approximately $38.6 million as of September 30, 2005 as compared to $40.1 million as of December 31, 2004.  This $1.5 million decrease is a result of capital expenditures of approximately $4.8 million, as reflected in investing activities and $2.3 million of cash used in operating activities, offset by $5.6 million in proceeds from stock option exercises, as reflected in financing activities during the first nine months of 2005.  Our long-term investments, accounting for $21.6 million, are almost entirely in U.S. government debt securities.

                                                During 2004 we received $41.9 million in proceeds, net of $1.6 million in deferred financing fees, from our sale and leaseback agreement for our Valencia facility.  Receipt of the $3.5 million balance of proceeds is subject to the completion of certain deliverables to our landlord. The $3.5 million balance of proceeds has been recorded as a receivable in our balance sheet as of September 30, 2005, and we expect to receive the proceeds in the fourth quarter 2005.

                                                Operating activities for the first nine months of 2005 used net cash of approximately $2.3 million.  The use of cash from operating activities was driven by our $12.1 million net loss that was partially offset by a $5.9 million decrease in net deferred tax assets and depreciation and amortization of $4.3 million.  For the first nine months of 2004, operating activities used net cash of approximately $8.0 million.  The net decrease in the combined accounts payable and accrued liabilities used cash of approximately $3.6 million, primarily for severance, payroll and vendor payments.  The increase in accounts receivable resulted in the use of cash of $3.5 million.  The net loss of $5.1 million was offset by depreciation and amortization of $4.7 million and a $190,000 reduction in inventory and prepaid assets.

                                                Investing activities for the first nine months of 2005 used cash of $4.8 million primarily related to capital expenditures.  Investing activities for the first nine months of 2004 provided cash of $9.7 million as we received $41.9 million in proceeds from the sale of our Valencia facility prior to the payment of $1.6 million in financing costs, which is reflected in financing activities.  This receipt was partially offset by $22.8 million of capital expenditures as we resumed construction of the Valencia facility and also repositioned $15.9 million of cash and cash equivalents to long-term investments.

Net cash provided by financing activities was $5.8 million for the first nine months of 2005 as compared to cash used in financing activities of $5.5 million for the first nine months of 2004.  During the first nine months of 2005, we received $5.6 million from the exercise of employee stock options and $294,000 from the sale of common stock to employees.  For the first nine months of 2004, we paid $1.6 million in financing related expenses associated with the sale and leaseback of our Valencia facility and repaid approximately $5.0 million of borrowings under our line of credit.  These payments were partially offset by the combined receipt of $1.2 million from the exercise of stock options and the sale of common stock to employees.

On September 24, 2003, we entered into a $25 million asset-based credit agreement with CIT Business Credit (CIT), a unit of CIT Group Inc.  The credit facility is secured primarily by accounts receivable, with the availability of funds based on the outstanding balance of this asset.  The original credit agreement provided us with an initial $15 million line of credit.  On August 13, 2004, we entered into an amendment to the agreement with CIT whereby CIT agreed to assist us in obtaining letters of credit in an aggregate amount of up to $10.1 million.  The aggregate amount of outstanding letters of credit reduces the amount that we can borrow against the $15.0 million line of credit.  On September 14, 2004, CIT assisted us in obtaining a $9.0 million irrevocable letter of credit with JPMorgan Chase Bank in satisfaction of a requirement in our lease agreement for our Valencia facility.  The principal amount of borrowings under the line of credit is due three years from the closing date, the date the line of credit matures.  Interest is computed and payable monthly.  Interest is based on the Chase Bank rate plus one-half percent (0.5%) per annum.  As of December 31, 2004 and September 30, 2005, we had no amounts borrowed against the line of credit.

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

Risk Factors

The closing of our recently-announced merger transaction with AmeriPath, Inc. may be delayed, blocked or voted down, and any such delay or failure to close the transactions could significantly harm our business.

                                                On September 30, 2005 we announced that we had signed a definitive merger agreement with AmeriPath Holdings, Inc., AmeriPath, Inc. (“AmeriPath”) and Silver Acquisition Corp. Under the terms of the agreement, which was unanimously approved by our board of directors (with one member absent), AmeriPath will acquire all outstanding common shares of Specialty for $13.25 in cash per share, without interest.  As part of the transaction, a portion of our shares beneficially owned by Specialty Family Limited Partnership, the Company’s majority shareholder, and related parties will be exchanged for approximately 20% of the new combined company, which will be privately held.  We expect to complete the merger in the first quarter of 2006.  However, the consummation of the merger is subject to various customary closing conditions, including, but not limited to, the following: (a) expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (b) the absence of a material adverse effect on the Company, and (c) the receipt of the requisite shareholder approval.  The principal terms of the merger agreement and the merger must be approved by the affirmative vote of (1) the holders of a majority of the outstanding shares of common stock of the Company and (2) the holders of a majority of the outstanding shares of common stock of the Company not held by the Company’s majority shareholder or its affiliates.  The Company’s majority shareholder and certain of its affiliates entered into a voting agreement that will ensure that the first vote is passed, but that will have no effect on the outcome of the second vote.

                                                We can provide no assurances that the transaction will be consummated in a timely manner, or at all.  Delays in the consummation of the transaction could be caused by regulatory inquiries, requests for additional information from the Securities and Exchange Commission, antitrust authorities or other regulatory agencies.  Furthermore, we cannot provide any guarantees that the transaction will be approved by our shareholders.  In addition, litigation challenging the merger transaction has been filed, and the plaintiffs have sought injunctive relief to prevent the merger transaction from being consummated or, if it is consummated, the rescission of the merger.  For more information on the shareholder litigation, please see “Legal Proceedings.”

                                                Any delay or failure to consummate the merger with AmeriPath could result in significant harm to our business, including through the loss of existing and potential customers and of certain key employees.  In addition, if the merger is not approved by our shareholders, we may be required to pay AmeriPath and its affiliates for certain of their expenses related to the merger, not to exceed $1,000,000.  In the event the merger transaction is delayed, is blocked by regulators or the ongoing litigation, or if our shareholders do not vote to approve the transaction our stock price could fluctuate or significantly decline.

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

Fraud and Abuse

                                                Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recoupment of non-fraudulent overpayments, as a number of both large and small laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws.  Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future.  Written “corporate compliance” programs to actively monitor compliance with fraud laws and other regulatory requirements are recommended by the Department of Health and Human Services’ Office of the Inspector General and we have a program following the guidelines in place.  We also have a compliance committee in place to proactively monitor all aspects of our operations to assist in complying with these laws.  However, we cannot guarantee that such procedures can prevent all aspects of non-compliance or that they will prevent future investigations into our billing practices.  In the event of such an investigation, or any adverse findings from such an investigation, our business and reputation could be materially damaged.

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

                                                In June and October 2001, we underwent unannounced inspections by CDHS representing both the State of California and acting as an agent of CMS under CLIA.  Based upon these inspections, and findings that we were permitting unlicensed personnel to perform and supervise clinical laboratory testing in violation of California law, in 2002 CDHS and CMS separately imposed sanctions, including notice of revocation of our CLIA certificate, cancellation of our approval to receive Medicare and Medicaid payments for services performed, and civil money penalties.

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

Food & Drug Administration

Neither the FDA nor any other governmental agency currently fully regulates the new assays we internally develop.  Although the FDA previously asserted that its jurisdiction extends to tests generated in a clinical laboratory, it has allowed these tests to be run and the results commercialized without FDA pre-market approval.  Our existing and future assays may be subject to federal regulatory approval similar to the pre-marketing approval process that the FDA applies to drugs and medical devices, or may be subject to other increased regulatory standards, which could have a negative effect on our business.  If the FDA seeks to regulate in-house genetic testing, depending on the nature and scope of such regulation, it could have a detrimental effect on our business.  We cannot predict the extent of future FDA regulation and there can be no assurance that the FDA will not consider testing conducted at a clinical laboratory to require pre-marketing clearance.  Hence, we might be subject in the future to greater regulation, or different regulations that could have a material adverse effect on our finances and operations.

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

                Because of uncertainty surrounding the sanctions imposed on us by CMS in 2002, questions about our clients’ ability to bill for services we performed for them, and a reduction in the number of assays we offer, some of our clients suspended or stopped sending us specimens for testing. As a result, our total accessions declined in 2002 and 2003. While our accession volumes rose in 2004 and the first nine months of 2005, we cannot provide any assurances that our clients will continue sending us specimens for testing due to a variety of factors, including competition from other reference laboratories and our clients internalizing testing we now perform for them. In addition, we are currently receiving a large number of accessions from one independent laboratory client for one particular test. We believe that such referral business is temporary in nature, and could end at any time if the client chose to send the testing work to another laboratory or internalized the testing. We cannot provide assurances that our overall accessions will continue increasing, and they may decline again. If our accessions decline again, or if they fail to continue increasing, it could materially adversely affect our business, financial condition, results of operations and future prospects.

Some of our customers are also our primary competitors.  If they reduce or discontinue purchasing our assays for competitive reasons, it will reduce our net revenue.

Some of our customers, such as Quest, LabCorp and ARUP, also compete with us by providing specialized testing services.  They often refer assays to us that they either cannot or elect not to perform themselves.  During 2002, we saw a significant decline in test volumes referred to us from our competitors.  Sales to our competitors were approximately 4% of our net revenue for each of the years ended December 31, 2002, 2003 and 2004.  These parties may decide not to refer assays to us because they wish to develop and market assays similar to ours, and we may experience a further decline in our net revenues from these competitors.  Some of our customers may also reduce or stop sending us referral testing because they may perceive our recently-announced merger transaction with AmeriPath as making us a more significant competitor to the services these customers offer to their own clients.  We previously experienced a significant reduction in volume from Quest, LabCorp, Mayo and ARUP, and if these or other laboratories decide to reduce or discontinue purchases of our assays for competitive or other reasons, it will reduce the number of our accessions and reduce our net revenue.

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

In addition, the trading price of our common stock may materially decline regardless of our operating results and performance.  The market price of our common stock has been subject to significant fluctuations since our initial public offering in December 2000.  The stock market has experienced significant price and volume fluctuations that have affected the market prices of securities, including securities of clinical laboratory, biotechnology and other health care service companies.  Furthermore, because the number of shares of common stock held by public shareholders is relatively small, and our common stock has generally traded thinly in recent years, a relatively small volume of purchases or sales of our common stock can cause relatively large percentage changes in our stock price.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  As previously announced, such securities claims were filed against us in 2002 and have since been settled.  Litigation of this type is often expensive and diverts management’s attention and resources, and we can provide no assurance that we will not face any similar future actions.

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

Proposals have been made in recent years to require competitive bidding procurement of laboratory testing services for which reimbursement is provided by Medicare and Medicaid.  The Centers for Medicare and Medicaid Services (CMS) have recently selected a vendor to begin a demonstration project of a Medicare competitive bidding for clinical laboratory services, although the project has not yet begun.  A competitive Medicaid bidding proposal was made in Florida (and later withdrawn) that would permit only one laboratory to provide services as the sole vendor under the contract.  It is possible that other future competitive Medicare and Medicaid bidding demonstration projects may also award the contract to a sole-source vendor.  We can provide no assurances that we will be able to compete successfully for the Medicare or Medicaid contracts in any future competitive bidding process.  In the event that we are not successful in the competitive bidding process, or are otherwise not allowed to participate in such awarded competitive bidding contracts, we may not be reimbursed for testing we perform for patients covered by the competitive bidding process.  Any restriction on our ability do testing for Medicare or Medicaid patients, or be reimbursed for testing we perform for such patients, could materially affect our revenue and business.  Any restriction on our ability to do testing for Florida Medicaid patients could also significantly negatively affect the amount of business we receive from our Florida clients, as such clients might be less inclined to divide the work they send to outside reference laboratories.  Loss of business from our Florida clients could materially affect our revenue and business.

Increasing restrictions in government-funded payment programs, and reductions in government-funded spending on laboratory testing reimbursement, could restrict or exclude us from providing testing to certain patients, and could materially affect our revenue and business.

                                                Recent state and federal budget constraints have forced cuts in many government-funded payment and reimbursement programs.  For example, in 2004, California implemented a reduction of approximately 10% in the reimbursement schedule for laboratory testing performed for Medi-Cal patients.  Florida has recently proposed an alternative to a competitive bidding sole-source process that would reduce its fee schedule by 10%.  Other states may make similar or larger reductions in reimbursement schedules.  Such reductions could cumulatively have a material negative effect on our business and net revenue.  Furthermore, some states are implementing increased restrictions on healthcare providers’ access to such payment programs, including sole-source contracts and restrictions based on past regulatory issues.  While we currently believe that such restrictions should not exclude us from participation in such programs, we can provide no guarantees that we will not be excluded from, or have reduced access to, such programs.  For example, because of our past regulatory issues with the California Department of Health Services and the Centers for Medicare and Medicaid Services, we could be prohibited from bidding on certain projects or proposals.  In the event we are excluded from, or have reduced access to, any government-sponsored payment program, it could have material negative effect on our revenue and on our business.

Our effective tax rate may fluctuate and we may not be able to fully realize all or a portion of our deferred tax assets.

                                                At September 30, 2005, we had approximately $37.1 million and $47.3 million of federal and state net operating loss carryforwards (NOL’s), respectively.  Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires that deferred tax assets (DTA’s) be reduced by a valuation allowance if it is more likely than not that some portion or all of the DTA’s will not be realized.  For the first nine months of 2005, we concluded that there was sufficient evidence to determine that it is more likely than not that our recorded net DTA’s will not be realized in the foreseeable future.  Consequently, we increased our valuation allowance to approximately $17.5 million at September 30, 2005 to fully reserve against our DTA’s.  The future realization of the NOL’s is dependent on our ability to generate approximately $37.1 million of federal and $47.3 million of state ordinary income in future years.  We cannot provide any assurances that such NOL’s will be realized.  The federal NOL’s begin expiring in 2024 and the state NOL’s begin expiring in 2014.

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

If current and potential customers seek laboratory testing elsewhere, or delay their decisions to send us specimens for testing, it could negatively affect our accessions, our revenue, and our ability to attain future profitability.  In addition, if we are unable to recruit and retain key employees due to the uncertainty of the composition of our senior management team, it may substantially impair our ability to maintain our level of services and grow our business.

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

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer personnel, including California licensed laboratory scientists.  Competition for such personnel is intense.  We may not be able to attract, assimilate or retain sufficient qualified personnel.  In particular, we may encounter difficulties in attracting a sufficient number of qualified California licensed laboratory scientists.  Additionally, we may not be able to retain and attract necessary highly skilled technical, managerial, accounting and finance, and customer service personnel at our new laboratory and operational headquarters facility in Valencia, California, which is at the north end of the Los Angeles metropolitan area, approximately 30 miles from our former laboratory location in Santa Monica, California.  In addition, we may have difficulty in retaining certain technical, managerial, accounting and finance, and customer service personnel following the recently-announced merger transaction with AmeriPath, Inc.  Such announcements regarding an acquisition or merger can create uncertainty among employees worried about their employment, and such employees may seek employment elsewhere.

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

The commercialization of our electronic ordering and result reporting products including DataPassportMD® and DataPassport Clinical Trials™ are strictly governed by state and federal laws and regulations, including the regulations under HIPAA.  We have implemented certain encryption technology to protect patient medical information, but use of encryption technology does not guarantee the privacy and security of confidential information.

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

In order to maintain our margins and benefit from the premium prices that we typically charge for our newly introduced specialized assays, we must continually develop new assays and improve our existing assays through licensing arrangements with third parties and through the efforts of our R&D department.  We can provide no assurance, however, that we will be able to maintain our current pace of developing and improving assays in the future.  Even if we develop such assays in a timely manner, our customers may not utilize these new assays.  If we fail to develop new technologies, release new or improved assays on a timely basis, or if such assays do not obtain market acceptance, our profit margins may decline.  In addition, our failure to introduce new and clinically useful assays may put us at a competitive disadvantage in the industry, and it may become more difficult to retain existing clients and obtain new clients.

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

The development, marketing, sale and performance of healthcare services exposes us to the risk of litigation, including professional negligence.  Damages assessed in connection with, and the costs of defending, any legal action could be substantial.  We currently maintain insurance with coverage up to

$15 million, either singly or in the aggregate, which we believe to be adequate to cover our exposure in our current professional liability claims and employee-related matters which were incurred in the ordinary course of business.  Although we believe that these claims may not have a material effect on us, because we expect them to be covered by this insurance (following our satisfaction of the self-insured retention amount), we may be faced with litigation claims which exceed our insurance coverage or are not covered under our insurance policy.  In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business or hampers our ability to perform assays or otherwise conduct our business.

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

Our specimen processing facilities, our clinical laboratory, and our corporate offices may be affected by catastrophes such as fires, earthquakes or sustained interruptions in electrical service.  Earthquakes are of particular significance to us because our current clinical laboratory facilities are located in Valencia, California, an earthquake-prone area.  While our Valencia facility was designed specifically to withstand a major earthquake, no major earthquakes have occurred in the area since the facility was completed.  In the event our existing facilities or equipment are affected by man-made or natural disasters, we may be unable to process our customers’ samples in a timely manner and unable to operate our business in a commercially competitive manner.  To address these risks, we have in place formal recovery plans for such interruptions of service.  This includes identification of alternate laboratory testing facilities and disaster recovery protocols.  We also carry earthquake insurance with a coverage amount of up to $35 million and we have outsourced part of our data storage and processing equipment to a facility designed to withstand most earthquakes.  Despite the design of the facility and the precautions we have undertaken, the self-insured retention amount for earthquake insurance is very high, and there is no assurance that we could recover quickly from a serious earthquake or other disaster.  In addition, the regional effects of a major earthquake or other disaster on transportation systems and other infrastructure could interrupt our ability to receive specimens from our clients, thus materially harming our business.

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

                                                At September 30, 2005, our holdings, which had an original maturity date of less than 90 days, were classified as cash and cash equivalents on our consolidated balance sheet.  At September 30, 2005, we had cash and cash equivalents of $17.0 million, which had a weighted average yield of 3.53% per annum.  At September 30, 2005, our long-term investment balance of $21.6 million consisted of investments in U.S. government and agency obligations with maturity dates in excess of one year, a weighted average yield per annum of 2.88% and an average of 19.2 months until maturity.

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

                                                Merger Litigation:  Five purported class action lawsuits were filed in October and November 2005 naming the Company and each of its directors as defendants, with one lawsuit also naming Specialty Family Limited Partnership, the Company’s majority shareholder. An amended complaint in one of the five lawsuits also names AmeriPath, Inc. (“AmeriPath”) as a defendant.  All five suits were filed in Los Angeles Superior Court by purported shareholders of the Company on behalf of all similarly situated shareholders, challenging the fairness of our recently announced merger with AmeriPath (described under Note 11 of the notes to the consolidated financial statements).  The complaints allege, among other things, that the defendants breached their fiduciary duties to the shareholders of the Company by entering into the merger agreement.  To support the allegation of breach of fiduciary duty the complaints assert that the consideration offered in the merger is inadequate and is the result of unfair dealing, that in negotiating the transaction the defendants failed to disclose information that would have increased the valuation of the Company, and that the transaction is the result of a conflict of interest, because our founder and member of our board of directors, Dr. James B. Peter and his affiliates will receive an equity share in the surviving corporation.  In the amended complaint adding AmeriPath as a defendant, AmeriPath is alleged to have aided and abetted the alleged actions of the other defendants. The complaints seek an injunction against the proposed merger or, if it is consummated, rescission of the merger, as well as money damages, attorneys’ fees, expenses and other relief.  Additional lawsuits could be filed in the future, and the allegations in these five complaints could be amended or supplemented.  We believe that these lawsuits and the allegations contained in them lack merit; however, we have notified the applicable insurance carriers of the lawsuits.  These suits are in their earliest stages.  The court has scheduled an initial status conference for December 6, 2005.  Discovery has not yet begun and at this juncture it is too soon to predict with any accuracy how these suits will be resolved.  Because the insurance carriers have not taken a position with respect to coverage, and plaintiffs have not provided a specific range or amount of damages sought from us, we are unable to provide any estimates of any loss or potential loss in this matter.

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

+10.7	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.(1)
+10.8	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.(6)
+10.9	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.(3)
+10.10	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.(1)
+10.11	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.(1)
+10.12	Shared Services Health Care letter of confirmation dated June 5, 2000.(1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.(1)
†10.14	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.(8)
†10.15	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.(5)
†10.16	Paul F. Beyer severance agreement dated June 6, 2002.(5)
+10.17	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.(1)
+10.18	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.(1)
+10.19	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.(1)
+10.20	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.(1)
10.21	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.(5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.(2)
†10.23	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.(4)
†10.24	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.(8)
†10.25	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant.(9)
†10.26	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant.(9)
†10.27	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant.(9)
†10.28	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant.(9)
†10.29	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant.(9)
†10.30	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant.(9)
†10.31	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant.(9)
†10.32	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant.(9)
†10.33	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant.(9)
+10.34	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant.(9)
+10.35	Agreement dated August 15, 2003 between Chiron Corporation and Registrant.(9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant.(9)
†10.37	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant.(10)
10.38	Lease dated January 12, 2004 between Water Garden Company L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.(10)
10.39

Agreement for Sale and Leaseback dated February 22, 2004 between Lexington Corporate Properties Trust (Buyer) and Registrant (Seller) for property located at 27027 Tourney Road, Santa Clarita, California.(11)

10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P. (Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P. (Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant.(11)
†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant.(11)
10.44	First Amendment to Lease dated June 2, 2004 between Water Garden Company, L.L.C. (Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.
10.45	First amendment to credit agreement dated August 13, 2004 between CIT Group/Business Credit, Inc. and Registrant.(13)
±10.46	Agreement effective November 1, 2004 between Novation and Registrant.(13)
†10.47	Retention Agreement dated February 14, 2005 between Kevin R. Sayer and Registrant.(14)
†10.48	Incentive Agreement dated February 21, 2005 between Michael C. Dugan, M.D. and Registrant.(14)
†10.49	Incentive Agreement dated February 21, 2005 between Cynthia K. French, Ph.D. and Registrant.(14)
†10.50	Incentive Agreement dated February 21, 2005 between Cheryl G. Gallarda and Registrant.(14)
†10.51	Incentive Agreement dated February 21, 2005 between Robert M. Harman and Registrant.(14)
†10.52	Incentive Agreement dated February 21, 2005 between Maryam Sadri and Registrant.(14)
†10.53	Incentive Agreement dated February 21, 2005 between Nicholas R. Simmons and Registrant.(14)
†10.54	Incentive Agreement dated February 21, 2005 between Mark R. Willig and Registrant.(14)
±10.55	Agreement effective January 1, 2005 between Premier and Registrant.(14)
†10.56	Consulting Agreement dated February 28, 2005 between David Schreiber and Registrant.(14)
†10.57	Separation Agreement dated April 19, 2005 between Douglas S. Harrington and Registrant.(15)
†10.58	Employment Severance Provisions dated July 23, 2004 between Kevin Johnson and Registrant.(16)
†10.59	Incentive Agreement dated February 21, 2005 between Kevin Johnson and Registrant.(16)
†10.60	Employment Agreement dated May 3, 2005 between Vicki DiFrancesco and Registrant.(16)
†10.61	Employment Agreement dated July 25, 2005 between David C. Weavil and Registrant.(16)
10.62	Agreement and Plan of Merger dated September 29, 2005 among Ameripath Holdings, Inc., Ameripath, Inc., Silver Acquisition Corp. and Registrant.(17)
10.63	Voting Agreement dated September 29, 2005 among AmeriPath Holdings, Inc. and the certain shareholders of Registrant party thereto.(17)
10.64

Subscription, Merger and Exchange Agreement dated September 29, 2005 among AmeriPath Holdings, Inc., AmeriPath Group Holdings, Inc., Aqua Acquisition Corp., certain shareholders of AmeriPath Holdings, Inc. and certain shareholders of Registrant.(17)

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

(16)

This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2005 with the Securities and Exchange Commission on August 9, 2005 and is incorporated herein for reference.

(17)	This exhibit was originally filed as an exhibit to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on October 4, 2005 and is incorporated herein for reference.

SIGNATURES

                                                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY LABORATORIES, INC., a California corporation

Dated: November 9, 2005	By:	/s/ David C. Weavil
		Name:	David C. Weavil
		Title:	Chief Executive Officer

Dated: November 9, 2005	By:	/s/ Kevin Johnson
		Name:	Kevin Johnson
		Title:	Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation.(1)
3.2	Form of By-laws.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant.
†10.1	2000 Stock Incentive Plan.(1)
†10.2	2000 Employee Stock Purchase Plan.(1)
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

+10.7	Agreement dated August 26, 1996, as amended on October 23, 1998 and as amended on December 31, 1999 between Triple G Corporation and Registrant.(1)
+10.8	Expanded PCR Diagnostics Services Agreement dated August 20, 2001 by and between Roche Molecular Systems, Inc. and Registrant.(6)
+10.9	Group Purchasing Agreement effective as of July 15, 1998 between AmeriNet, Inc. and Registrant as amended.(3)
+10.10	Laboratory Services Agreement effective as of March 1, 1999 between Joint Purchasing Corporation and Registrant.(1)
+10.11	Agreement dated June 7, 2000 between Managed Health Care Associates and Registrant.(1)
+10.12	Shared Services Health Care letter of confirmation dated June 5, 2000.(1)
10.13	License Agreement, undated, between Southern California Edison Company (Licensor) and Registrant (Licensee) regarding Santa Monica Service Center property.(1)
†10.14	Employment Agreement dated May 15, 2002 between Douglas S. Harrington and Registrant.(8)
†10.15	James B. Peter, M.D., Ph.D. severance agreement dated June 7, 2002.(5)
†10.16	Paul F. Beyer severance agreement dated June 6, 2002.(5)
+10.17	Purchase and License Agreement dated June 19, 2000 between Sequenom, Inc. and Registrant.(1)
+10.18	Letter Agreement dated April 14, 2000 between Third Wave Technologies, Inc. and Registrant.(1)
+10.19	Collaborative Research, Development and License Agreement dated May 9, 2000 between Epoch Biosciences, Inc. (formerly known as Epoch Pharmaceuticals, Inc.) and Registrant.(1)
+10.20	License Agreement dated March 15, 2000 between Gen-Probe Incorporated and Registrant.(1)
10.21	Albert Rabinovitch, M.D., Ph.D. severance agreement dated June 10, 2002.(5)
10.22	Asset Purchase Agreement among Registrant, Boston Biomedica, Inc. and BBI Clinical Laboratories, Inc.(2)
†10.23	Marketing Arrangement dated April 5, 2001 between Axis-Shield Diagnostics Limited and Registrant, as amended.(4)
†10.24	Employment Agreement dated January 28, 2003 between Thomas E. England and Registrant.(8)
†10.25	Employment Agreement dated September 11, 2003 between Frank J. Spina and Registrant.(9)
†10.26	Employment Agreement dated September 11, 2003 between Dan R. Angress and Registrant.(9)
†10.27	Employment Agreement dated September 11, 2003 between Mark R. Willig and Registrant.(9)
†10.28	Employment Agreement dated September 11, 2003 between Michael C. Dugan, M.D. and Registrant.(9)
†10.29	Employment Agreement dated September 11, 2003 between Thomas J. Kosco and Registrant.(9)
†10.30	Employment Agreement dated September 11, 2003 between Robert M. Harman and Registrant.(9)

†10.31	Employment Agreement dated September 11, 2003 between Nicholas R. Simmons and Registrant.(9)
†10.32	Employment Agreement dated September 11, 2003 between Cheryl G. Gallarda and Registrant.(9)
†10.33	Employment Agreement dated September 11, 2003 between Cynthia K. French and Registrant.(9)
+10.34	Agreement dated August 15, 2003 between Bayer Healthcare, LLC and Registrant.(9)
+10.35	Agreement dated August 15, 2003 between Chiron Corporation and Registrant.(9)
10.36	Agreement dated September 24, 2003 between CIT Group/Business Credit, Inc. and Registrant.(9)
†10.37	Employment Agreement dated December 10, 2003 between Maryam Sadri and Registrant.(10)
10.38	Lease dated January 12, 2004 between Water Garden Company L.L.C.(Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.(10)
10.39

Agreement for Sale and Leaseback dated February 22, 2004 between Lexington Corporate Properties Trust (Buyer) and Registrant (Seller) for property located at 27027 Tourney Road, Santa Clarita, California.(11)

10.40	Construction Funding Agreement dated March 11, 2004 between Lexington Lion Clarita L.P.(Owner) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
10.41	Lease dated March 18, 2004 between Lexington Lion Clarita L.P.(Landlord) and Registrant (Tenant) for property located at 27027 Tourney Road, Santa Clarita, California.(11)
†10.42	Separation Agreement dated March 14, 2004 between Frank J. Spina and Registrant.(11)
†10.43	Employment Agreement dated April 12, 2004 between Kevin R. Sayer and Registrant.(11)
10.44	First Amendment to Lease dated June 2, 2004 between Water Garden Company, L.L.C.(Landlord) and Registrant (Tenant) for the property located at 1620 26th Street, Santa Monica, California.(12)
10.45	First amendment to credit agreement dated August 13, 2004 between CIT Group/Business Credit, Inc. and Registrant.(13)
±10.46	Agreement effective November 1, 2004 between Novation and Registrant.(13)
†10.47	Retention Agreement dated February 14, 2005 between Kevin R. Sayer and Registrant.(14)
†10.48	Incentive Agreement dated February 21, 2005 between Michael C. Dugan, M.D. and Registrant.(14)
†10.49	Incentive Agreement dated February 21, 2005 between Cynthia K. French, Ph.D and Registrant.(14)
†10.50	Incentive Agreement dated February 21, 2005 between Cheryl G. Gallarda and Registrant.(14)
†10.51	Incentive Agreement dated February 21, 2005 between Robert M. Harman and Registrant.(14)
†10.52	Incentive Agreement dated February 21, 2005 between Maryam Sadri and Registrant.(14)
†10.53	Incentive Agreement dated February 21, 2005 between Nicholas R. Simmons and Registrant.(14)
†10.54	Incentive Agreement dated February 21, 2005 between Mark R. Willig and Registrant.(14)
±10.55	Agreement effective January 1, 2005 between Premier and Registrant.(14)
†10.56	Consulting Agreement dated February 28, 2005 between David Schreiber and Registrant.(14)
†10.57	Separation Agreement dated April 19, 2005 between Douglas S. Harrington and Registrant.(15)
†10.58	Employment Severance Provisions dated July 23, 2004 between Kevin Johnson and Registrant.(16)
†10.59	Incentive Agreement dated February 21, 2005 between Kevin Johnson and Registrant.(16)
†10.60	Employment Agreement dated May 3, 2005 between Vicki DiFrancesco and Registrant.(16)
†10.61	Employment Agreement dated July 25, 2005 between David C. Weavil and Registrant.(16)
10.62	Agreement and Plan of Merger dated September 29, 2005 among Ameripath Holdings, Inc., Ameripath, Inc., Silver Acquisition Corp. and Registrant.(17)
10.63	Voting Agreement dated September 29, 2005 among AmeriPath Holdings, Inc. and the certain shareholders of Registrant party thereto.(17)
10.64

Subscription, Merger and Exchange Agreement dated September 29, 2005 among AmeriPath Holdings, Inc., AmeriPath Group Holdings, Inc., Aqua Acquisition Corp., certain shareholders of AmeriPath Holdings, Inc. and certain shareholders of Registrant.(17)

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

(16)

This exhibit was originally filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2005 with the Securities and Exchange Commission on August 9, 2005 and is incorporated herein for reference.

(17)	This exhibit was originally filed as an exhibit to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on October 4, 2005 and is incorporated herein for reference